Form 10-Q
period 2025-03-31
BlackRock Monticello Debt Real Estate Investment Trust
filed 2025-05-08
CIK 2049595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________ to __________.

Commission file number 000-56720

BlackRock Monticello Debt Real Estate Investment Trust

(Exact name of Registrant as specified in Its Charter)

Maryland	50 Hudson Yards New York, NY 10001	33-6595754
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (Zip Code)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code: (212) 810-5300

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 8, 2025, the registrant had 80 Class E common shares outstanding. There are no outstanding Class S common shares, Class T common shares, Class D common shares, Class I common shares, Class F-S common shares, Class F-D common shares, or Class F-I common shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BlackRock Monticello Debt Real Estate Investment Trust

Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	2,000	2,000
Total assets	$2,000	$2,000
Liabilities and Equity
Total liabilities	—	—

Redeemable common shares (see Note 7)	2,000	2,000
Commitments and contingencies (see Note 8)	—	—

Equity
Total equity	—	—
Total liabilities, redeemable common shares and equity	$2,000	$2,000

See accompanying notes to financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Statement of Operations (Unaudited)

For the Three Months Ended March 31, 2025
Revenue
Total revenue	—
Expenses
Total expenses	—
Net income (loss)	$—
Net income (loss) per redeemable common share, basic and diluted	$—
Weighted-average redeemable common shares outstanding, basic and diluted	80

See accompanying notes to financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Statement of Changes in Redeemable Common Shares and Equity (Unaudited)

	Redeemable Common Shares		Total
	Shares	Amount	Equity
Balance at December 31, 2024	80	$2,000	$—
Allocation to redeemable non-controlling interest	—	—	—
Balance at March 31, 2025	80	$2,000	$—

See accompanying notes to financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2025
Cash flows from operating activities
Net cash from operating activities	—
Cash flows from investing activities
Net cash from investing activities	—
Cash flows from financing activities
Net cash from financing activities	—
Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of the period	2,000
Cash and cash equivalents, end of the period	$2,000

See accompanying notes to financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Notes to Financial Statements

(Unaudited)

Note 1. Organization

BlackRock Monticello Debt Real Estate Investment Trust (the “Company”) was formed on November 7, 2024 as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company’s sponsors are BlackRock, Inc. (“BlackRock”) and MONTICELLOAM, LLC (together with its affiliates, “Monticello”) (each, a “Sponsor”, and together, the “Sponsors”). BlackRock Financial Management, Inc. (the “BlackRock Advisor”), an affiliate of BlackRock, and MONTICELLOAM, LLC (in its capacity as investment adviser to the Company, the “Monticello Advisor”), will serve as the external advisors to the Company (each, an “Advisor” and, together, the “Advisors”).

The Company seeks to (1) provide shareholders with current income in the form of regular, stable cash distributions in order to achieve an attractive distribution yield; (2) preserve and protect shareholders’ invested capital by focusing on high quality real estate assets that typically have current cash-flow and/or limited business plan risk; (3) reduce downside risk through conservative loan-to-value ratios against high quality real estate assets with meaningful borrower equity or implied equity; and (4) provide an investment alternative for shareholders seeking to allocate a portion of their investment portfolios to real estate debt with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

The Company’s primary investment strategy is to originate, acquire, finance, manage and dispose of a portfolio consisting primarily of real estate debt investments, including senior mortgage loans, subordinated debt and other similar investments. The real estate loans are expected to be secured by properties located in the United States and include, without limitation multifamily, seniors housing and other commercial real estate assets. To a lesser extent, the Company expects to invest in publicly traded real estate-related debt or securities, private real estate-related debt, and other securities, including collateralized loan obligations and/or cash equivalent investments.

As of March 31, 2025, no investments had been purchased or contracted to be purchased by the Company.

The Company is a “perpetual-life REIT,” meaning the Company will be an investment vehicle of indefinite duration, whose shares are intended to be sold monthly on a continuous basis at a price generally equal to the Company’s prior month’s net asset value (“NAV”) per share.

On December 23, 2024 (date of initial capitalization), the Sponsors invested an aggregate of $2,000 to capitalize the Company, with each Sponsor investing $1,000 in consideration for 40 common shares of beneficial interest, par value $0.01 per share, of the Company. Because employees of the Sponsors have the ability to cause the Company to repurchase the common shares issued for this investment for cash, the Company has classified these redeemable common shares as temporary (or “mezzanine”) equity on the Company’s balance sheet. These redeemable common shares were changed into an equivalent number of issued and outstanding redeemable Class E shares as of March 4, 2025.

Note 2. Significant Accounting Policies

The Company believes the following significant accounting policies, among others, affect its significant estimates and assumptions used in the preparation of the financial statements.

Basis of Accounting: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues. Actual results may ultimately differ materially from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents includes cash maintained in one or more custodian bank accounts. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Income Taxes: The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2025. A REIT is subject to several organizational and operational requirements including that it must distribute 90% of its taxable income to its shareholders each year. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Organization, Offering and Certain Operating Expenses: The Advisors have agreed to advance all of the Company’s organization and offering expenses and certain operating expenses on its behalf through the first anniversary of the initial closing (the "Initial Retail Closing") of the Company's continuous, blind pool private offering (the "Private Offering") that includes investors other than the Sponsors and the Advisors. These expenses may include legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager (as defined in Note 4) in the performance of wholesaling activities, but exclude upfront selling commissions, dealer manager fees and the shareholder servicing fee.

The Company will reimburse the Advisors for all such advanced expenses ratably over the 60 months following the first anniversary of the Initial Retail Closing. As of March 31, 2025, total organization and offering expenses incurred by the Advisors as well as certain operating expenses subject to future reimbursement by the Company are estimated to be approximately $3,379,000, comprised of $3,308,000 of organization expenses and offering costs and $71,000 of certain general and administrative operating expenses. Organization costs include the legal costs of structuring and forming the Company, its subsidiaries and its board of trustees, drafting of the governing documents of the Company and its subsidiaries and service provider agreements, and legal costs and auditor fees related to various SEC filings. Offering costs are related to the marketing and selling of the Company’s common shares including costs incurred in the preparation of the private placement. These organization, offering and operating expenses are not recorded on the accompanying financial statements because such costs are not the Company’s liabilities until the date on which the Company has its Initial Retail Closing. When recorded by the Company, organization and operating expenses will be expensed as incurred and offering expenses will be charged to shareholders’ equity. Any amount due to the Advisors but not paid will be recognized as a liability on the balance sheet.

Note 3. Equity

The Company is authorized to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share, including unlimited common shares classified as Class T shares, unlimited common shares classified as Class S shares, unlimited common shares classified as Class D shares, unlimited common shares classified as Class I shares, unlimited common shares classified as Class F-S shares, unlimited common shares classified as Class F-D shares, unlimited common shares classified as Class F-I shares, and unlimited common shares classified as Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per shares. The Company intends to offer and sell to a limited number of investors its common shares in the Private Offering.

The shares have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management and performance fees (as discussed below).

As of March 31, 2025, each of the Advisors held 40 Class E shares in connection with their initial seed capital investment.

The BlackRock Advisor has agreed to purchase from the Company an aggregate amount of not less than $50 million in Class E shares at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if a NAV has yet to be calculated, then $25.00 (the “Initial BlackRock Investment”).

The per share purchase price for each class of our common shares sold in the Initial Retail Closing will be equal to the most recently determined NAV per share for the Class E shares issued in respect of the Initial BlackRock Investment (which is deemed to be $25.00 until the last calendar day of the month during which BlackRock makes its first investment), plus applicable upfront selling commissions and dealer manager fees or, where no Class E shares have been issued in respect of the Initial BlackRock Investment, then $25.00, in each case, plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share of each class of common shares will vary and generally will be equal to the prior month’s NAV per share for such class as of the last calendar day of such month, plus applicable upfront selling commissions and dealer manager fees.

Note 4. Related Party Transactions

Management Fee: The services to be provided by the Advisors and the compensation to be paid by the Company will be set forth in the advisory agreements between the Company and each of the Advisors (the “Advisory Agreements”). Pursuant to the terms of the Advisory Agreements, the Company will pay the Advisors a combined management fee equal to (i) 1.25% of NAV for its Class S shares, Class T shares, Class D shares and Class I shares and (ii)(a) 0.0% of NAV for its Class F-S shares, Class F-D shares and Class F-I shares for the period beginning on the Initial Retail Closing until the first anniversary of the Initial Retail Closing (such date, the “Reduced Fee Expiration Date”) (b), 0.75% of NAV for its Class F-S shares, Class F-D shares and Class F-I shares for the period from the Reduced Fee Expiration Date until the fifth anniversary of the Initial Retail Closing, and (c) 1.25% of NAV for its Class F-S shares, Class F-D shares and Class F-I shares thereafter, in each case, per annum, accrued monthly and payable quarterly in arrears.

The management fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a management fee with respect to the Class E shares.

Performance Fee: The Advisors may be entitled to a combined performance fee, which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreements are in effect) in arrears. The performance fee generally will be an amount, not less than zero, equal to (i) 12.5% of cumulative Core Earnings (as defined below) for the immediately preceding four calendar quarters (or such shorter period until the Company has operated for four full calendar quarters) (each such period, a “4-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”), (ii) subject to a 100% catch-up provision (as described below) and minus (iii) the sum of any performance fees paid to the Advisors with respect to the other calendar quarters in the applicable 4-Quarter Performance Measurement Period. As a result, the Advisors generally do not earn the performance fee for any calendar quarter until Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed the Annual Hurdle Rate.

Once Core Earnings in the applicable 4-Quarter Performance Measurement Period exceed the Annual Hurdle Rate, the Advisors are generally entitled to a “catch-up” fee equal to 100% of the amount of Core Earnings in excess of the Annual Hurdle Rate, until Core Earnings as a percentage of the adjusted capital for such 4-Quarter Performance Measurement Period is equal to 5.714% (the result of (i) the Annual Hurdle Rate divided by (ii) 0.875 (or 1 minus 0.125)). Thereafter, the Advisors are entitled to receive 12.5% of Core Earnings. Proportional performance fee calculation methods apply in the periods prior to the period in which the Company has completed four full calendar quarters.

For purposes of calculating the performance fee, “Core Earnings” means, for the applicable 4-Quarter Performance Measurement Period, the net income (loss) attributable to shareholders of Class S shares, Class T shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares and Class F-I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) the performance fee, (ii) depreciation, (iii) any unrealized gains or losses for the applicable reporting period, (iv) one-time events pursuant to changes in GAAP, and (v) certain non-cash adjustments and certain material non-cash income or expense items, in each case for this clause (v) after discussions between the Advisors and the Company’s independent trustees and approved by a majority of the Company’s independent trustees.

The performance fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a performance fee on Class E shares.

Organizational and Offering Expenses: The Advisors have agreed to advance all of the Company’s organization and offering expenses on its behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities (but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee)) through the first anniversary of the Initial Retail Closing of the Private Offering. The Company will reimburse the Advisors for all such advanced expenses ratably over the 60 months following the first anniversary of the Initial Retail Closing of the Private Offering. Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by the Advisors without reimbursement from the Company.

Operating Expense Reimbursement: The Company will reimburse the Advisors and their affiliates for out-of-pocket costs and expenses they incurred in connection with the services it provides, including, but not limited to, (1) the actual cost of goods and services used and obtained, whether payable to an affiliate or a non-affiliated person, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, fees relating to investment valuations and any fees relating to the Company’s operations and administration, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating the Company’s investments, whether payable to an affiliate or a non-affiliated person, (3) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination and financing of investments, whether or not such investments are acquired and (4) expenses of personnel of the Advisors and their affiliates other than those who provide investment advisory services to us or serve as the Company’s executive officers, provided, that the Advisors may be reimbursed for services performed by an executive officer that are outside the scope of such role.

The Company will reimburse the Advisors for such expenses advanced through the first anniversary of the Initial Retail Closing of the Private Offering, ratably over the 60 months following the first anniversary of the Initial Retail Closing. Operating expenses incurred after the first anniversary of the Initial Retail Closing of the Private Offering will be paid by the Company as incurred.

Origination Fees: The Advisors will receive loan origination fees, extension fees, exit fees, prepayment fees, loan assumption fees, underwriting fees, administration fees, and/or other similar fees paid by borrowers in connection with the origination of each new loan (collectively, “Origination Fees”). Any Origination Fees received by the Advisors will be retained by the Advisors. The Company will also reimburse the Advisors for out-of-pocket expenses in connection with the selection, origination and acquisition of investments, whether or not such investments are acquired.

Fees or Reimbursements for Other Services: The Company may retain certain of the Advisors’ affiliates, from time to time, for services relating to Company investments or operations, which may include, but are not limited to, accounting and administration services, tax services, compliance services, reporting services, capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. Any fees or reimbursements paid to the Advisors’ affiliates for any such services will not reduce the management fee.

Upfront Selling Commissions and Dealer Manager Fees: The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price of each Class T share sold. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share and Class F-S share sold in the primary offering. The Dealer Manager may be entitled to receive upfront selling commissions of up to 1.5%

of the transaction price of each Class D share and Class F-D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers.

No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I, Class F-I, Class E shares or on shares of any class purchased under the Company’s distribution reinvestment plan.

Shareholder Servicing Fees: BlackRock Investments, LLC, a broker-dealer affiliated with the BlackRock Advisor, will act as the dealer manager for the offering of shares (the “Dealer Manager”) pursuant to a dealer manager agreement between the Company and the Dealer Manager. In addition, the Dealer Manager will engage third party broker-dealers and registered investment advisers to participate in the distribution of the offering of shares.

The Company will pay the Dealer Manager shareholder servicing fees over time for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts equal to:

•
with respect to outstanding Class T shares, 0.85% per annum of the aggregate NAV of outstanding Class T shares, consisting of a financial adviser shareholder servicing fee of 0.65% per annum, and a dealer manager shareholder servicing fee of 0.20% per annum. Amounts paid for shareholder servicing fee and the dealer manager shareholder servicing fee may be adjusted as long as it does not exceed 0.85% per annum of the NAV of such shares;
•
with respect to outstanding Class S shares and Class F-S shares, 0.85% per annum of the aggregate NAV of outstanding Class S shares and Class F-S shares, respectively; and
•
with respect to outstanding Class D shares and Class F-D shares, 0.25% per annum of the aggregate NAV of outstanding Class D shares and Class F-D shares, respectively.

The Company will not pay a shareholder servicing fee with respect to outstanding Class I, Class F-I or Class E shares.

Note 5. Economic Dependency

The Company is dependent on the Advisors and their affiliates for certain services that are essential to it, including the sale of the Company’s common shares, investment acquisition and disposition decisions, and certain other responsibilities. In the event that the Advisors and/or their affiliates are unable or unwilling to provide such services, the Company would be required to find alternative Advisors and service providers.

Note 6. Share Repurchase Plan

On March 4, 2025, the Company's board of trustees adopted a share repurchase plan, which it presently expects to commence in the first full calendar quarter following the Initial Retail Closing. Pursuant to the share repurchase plan, shareholders may request on a quarterly basis that the Company repurchase all or a portion of their common shares. The Company is not obligated to repurchase any common shares and may choose to repurchase only some, or even none, of the common shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, which will generally be equal to our prior month's NAV per share, except that common shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an "Early Repurchase Deduction"). The one year holding period is measured from the first calendar day of the month in which the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

The aggregate NAV of total repurchases of all classes under the share repurchase plan will be limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Common shares issued to the Advisors pursuant to the Advisory Agreements will not be subject to these repurchase limitations.

In the event that the Company determines to repurchase some but not all of the common shares submitted for repurchase during any calendar quarter, common shares repurchased at the end of the calendar quarter will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable, subject in each case to the limitations of the share repurchase plan.

Note 7. Redeemable Common Shares

On December 23, 2024 (date of initial capitalization), the Sponsors invested an aggregate of $2,000 to capitalize the Company, with each Sponsor investing $1,000 in consideration for 40 common shares of beneficial interest, par value $0.01 per share, of the Company. Because employees of the Sponsors have the ability to cause the Company to repurchase the common shares issued for this investment for cash, the Company has classified these redeemable common shares as temporary (or “mezzanine”) equity on the Company’s balance sheet. These redeemable common shares were changed into an equivalent number of issued and outstanding redeemable Class E shares as of March 4, 2025.

Note 8. Commitments and Contingencies

As of March 31, 2025, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Note 9. Subsequent Events

The Company has evaluated the impact of all subsequent events through May 8, 2025, the date the financial statements were available for issuance.

Initial Monticello Investment

On May 6, 2025, Monticello Capital Partners, LLC (the "Monticello Investor"), a Delaware limited liability company and an affiliate of the Monticello Advisor, agreed to purchase from the Company an aggregate amount of not less than $3.25 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if an NAV has yet to be calculated, then $25.00 (the “Initial Monticello Investment”), pursuant to a Subscription Agreement, between the Company and Monticello Investor (the “Monticello Subscription Agreement”).

The Monticello Investor has agreed not to submit for repurchase to the Company any of the Class E shares issued in respect of the Initial Monticello Investment until the earlier of (i) the first date that the Company’s NAV reaches $1.0 billion and (ii) the third anniversary of the Initial Retail Closing of the Private Offering (the “Monticello Liquidity Date”). Following the Monticello Liquidity Date, the Monticello Investor may, from time to time, request to have such Class E shares repurchased by the Company at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date (each, a “Monticello Repurchase”). The Class E shares issued in respect of the Initial Monticello Investment are not eligible for repurchase pursuant to the Company’s share repurchase plan and are not therefore subject to the quarterly limitation or any early repurchase deduction.

Notwithstanding the foregoing, for so long as the Monticello Advisor or its affiliates acts as the Company’s investment advisor, the Company will not effect any Monticello Repurchase in any quarter that the full amount of all common shares requested to be repurchased by shareholders other than the Monticello Investor and its affiliates under the Company’s share repurchase plan are not repurchased or the share repurchase plan has been suspended.

Second Amended and Restated Declaration of Trust

Effective on May 6, 2025, the Company executed its Second Amended and Restated Declaration of Trust(the "Declaration of Trust") in connection with the Initial Monticello Investment, which amended and restated the Company's Declaration of Trust, dated March 4, 2025.

Advisory Agreements

On May 6, 2025, the Company entered into the (i) Amended and Restated Advisory Agreement (the “BLK A&R Advisory Agreement”) by and between the Company and the BlackRock Advisor and (ii) Amended and Restated Advisory Agreement (the “MAM A&R Advisory Agreement” and, together with the BLK A&R Advisory Agreement, the “Advisory Agreements”) by and between the Company and the Monticello Advisor, in each case, in connection with the Initial Monticello Investment. Pursuant to the Advisory Agreements, the Advisors will continue to manage the Company’s day-to-day operations subject to the supervision of the Company’s board of trustees.

Share Repurchase Plan

On May 6, 2025, the Company's board of trustees amended its share repurchase plan (as amended, the "Share Repurchase Plan") to exclude the Class E shares issued pursuant to the Initial Monticello Investment from the share repurchase plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “BlackRock Monticello Debt Real Estate Investment Trust.,” “Company,” “we,” “us,” or “our” refer to BlackRock Monticello Debt Real Estate Investment Trust and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Registration Statement on Form 10, as amended (the "Registration Statement") filed with U.S. Securities and Exchange Commission (the "SEC")

Forward-Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the assets in which we may invest;

•	the impact of the investments that we expect to make;

•	our ability to raise sufficient capital to execute our investment and lending strategies;

•	our ability to source adequate investment and lending opportunities to efficiently deploy capital;

•	our current and expected financing arrangements;

•

the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, regulations and fiscal policies;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our investments;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Advisors or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the assets in which we may invest;

•	our use of financial leverage;

•	the ability of the Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisors or their affiliates to attract and retain highly talented professionals;

•	our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and

•	the tax status of the assets in which we may invest.

In addition, words such as “may,” “will,” “should,” “target,” “project,” “estimate,” “continue,” “anticipate,” “believe,” “expect” or “intend” or the negatives thereof or other variations thereon or comparable terminology indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” section of Post-Effective Amendment No. 1 to the Registration Statement filed with the SEC and elsewhere in this Form 10-Q. Other factors that could cause actual results to differ materially include:

•	changes in the economy, particularly those affecting the real estate industry;

•

risks associated with possible disruption in our operations or the economy generally due to terrorism, war and military conflicts, natural disasters and climate-related risks, epidemics or other events having a broad impact on the economy;

•	adverse conditions in the areas where our investments or the properties underlying such investments are located and local real estate conditions;

•

our portfolio may be concentrated in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography;

•

limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”) or to maintain our qualification as a REIT for U.S. federal income tax purposes;

•

since there is no public trading market for our common shares, repurchase of common shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides shareholders with the opportunity to request that we repurchase their common shares on a quarterly basis, but we are not obligated to repurchase any common shares and may choose to repurchase only some, or even none, of our common shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of trustees may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable determination, it deems such action to be in our best interest. As a result, our common shares should be considered as having only limited liquidity and at times may be illiquid;

•

distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources;

•	the purchase and repurchase prices for our common shares are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market; and

•	future changes in laws or regulations and conditions in our operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

Overview

We are a Maryland statutory trust formed on November 7, 2024. Our investment strategy is to originate, acquire, finance, manage and dispose of a portfolio consisting primarily of real estate debt investments, including senior mortgage loans, subordinated debt and other similar investments (the "Loan Portfolio"). Our real estate loans are expected to be secured by properties located in the United States and include, without limitation multifamily, seniors housing and other commercial real estate assets. To a lesser extent, we expect to invest in publicly traded real estate-related debt or securities, private real estate-related debt, and other securities, including collateralized loan obligations ("CLOs") and/or cash and cash equivalent investments (collectively, the "Liquid Investments Portfolio"). Our sponsors are BlackRock, Inc. ("BlackRock") and MONTICELLOAM, LLC ("Monticello") (each, a "Sponsor", and together, the "Sponsors"). BlackRock Financial Management, Inc. (the "BlackRock Advisor"), an affiliate of BlackRock, and MONTICELLOAM, LLC (in its capacity as investment adviser to the Company, the "Monticello Advisor"), will serve as our external advisors (each, an "Advisor" and together, the "Advisors").

We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:

•	provide shareholders with current income in the form of regular, stable cash distributions in order to achieve an attractive distribution yield;
•	preserve and protect shareholders’ invested capital by focusing on high quality real estate assets that typically have current cash-flow and/or limited business plan risk;
•	reduce downside risk through conservative loan-to-value ratios against high quality real estate assets with meaningful borrower equity or implied equity; and
•

provide an investment alternative for shareholders seeking to allocate a portion of their investment portfolios to real estate debt with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

We may not achieve our investment objectives. See “Item 1A. Risk Factors” in the Registration Statement filed with the SEC.

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We intend to elect and qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 2025.

Our board of trustees will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreements (as defined herein), however, we have delegated to the Advisors the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10-Q.

Revenues

As of March 31, 2025, we have not engaged in principal operations nor generated any revenues. Our entire activity since inception to March 31, 2025, was our initial capitalization and preparation for our proposed fundraising through our private offering. We were capitalized on December 23, 2024, through an aggregate investment of $2,000 by the BlackRock Advisor and Monticello, each of which purchased 40 common shares for an aggregate purchase price of $1,000. These common shares were changed into an equivalent number of issued and outstanding Class E shares as of March 4, 2025.

As of March 31, 2025, we have neither acquired nor entered into any arrangements to acquire any investments. The number and type of investments that we acquire will depend upon market conditions, the amount of proceeds we raise in our private offering, the amount of other financing available to us and other circumstances existing at the time we are acquiring such assets.

We will seek to target real estate loan investments and other assets with profiles that the Monticello Advisor believes demonstrates a low to moderate risk profile. Loans will typically be senior secured floating rate real estate debt investments secured by high quality properties that typically generate current cash flow. The loan investments will include senior loans characterized by modest leverage or subordinate debt investments.

Expenses

Pursuant to the Advisory Agreements between the Company and the Advisors (the “Advisory Agreements”), the Advisors will be responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees. As discussed in Note 4 “Related Party Transactions” to the Company’s unaudited financial statements as of and for the period ending March 31, 2025, certain affiliates of the Company, including the Advisors, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company.

Pursuant to the terms of the Advisory Agreements, the BlackRock Advisor is responsible for the Liquid Investments Portfolio, and the Monticello Advisor is responsible for the Loan Portfolio, and the Advisors will be responsible for, among other things:

•	managing the Company’s assets in accordance with its investment objective, policies and restrictions;
•	determining the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolios and the manner of implementing such changes;
•	making investment decisions for the Company and monitoring the Company’s investments;
•	engaging and supervising, on the Company’s behalf, agents and service providers to assist in making and managing the Company’s investments;
•	determining valuations of the Company’s assets;
•	performing due diligence on prospective portfolio investments;
•	recommending the appropriate level of leverage and debt financing;
•	exercising voting rights in respect of portfolio securities and other investments for the Company; and
•	providing the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital.

Pursuant to the Advisory Agreements, the Advisors may delegate any of the services for which it is responsible for to a third-party service provider. In the event the Advisors choose to engage a third-party service provider, the Advisors will remain responsible for the performance of such services and we generally will pay fees to the third-party service providers for such services.

Hedging Transactions

We and our subsidiaries may enter into hedging transactions with respect to one or more of our assets or liabilities. Hedging transactions could take a variety of forms, including interest rate swap agreements, interest rate cap agreements, options, futures contracts, forward rate agreements or similar financial instruments.

Hedging activities can be expected to result in the incurrence of hedging related expenses. In general, the Company will seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, the Company may mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration.

Similarly, the Company’s loans and investments that are denominated in a foreign currency will also be subject to risks related to fluctuations in exchange rates. The Company generally expects to mitigate this exposure by matching the currency of foreign currency-denominated assets to the currency of the borrowings that finance those assets. As a result, the Company expects to substantially reduce its exposure to changes in portfolio value related to changes in foreign currency exchange rates.

The Company intends to hedge its remaining net currency exposures in a prudent manner. In doing so, the Company generally expects to structure our foreign currency hedges so that the notional values and expiration dates of hedge positions approximate the amounts and timing of future payments expected to be received on the related investments. However, the currency hedging strategies employed may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amounts of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates.

Valuation Guidelines and the Valuation Committee

Our board of trustees, including a majority of our independent trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisors and the Independent Valuation Advisor (as defined herein) in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to seek to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, and the Valuation Committee (as defined herein) will review the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.

The Advisors will form a Valuation Committee (the "Valuation Committee"), which will approve the proposed estimates of fair value of the investments underlying the Loan Portfolio, the Company’s debt facility liabilities and, in certain cases, the investments underlying the Liquid Investments Portfolio prepared by the Advisors, in each case, prior to their use by the Administrator and the Advisors in determining our NAV. Each Advisor will designate two voting representatives on the Valuation Committee, and these representatives will serve as the four voting members of the Valuation Committee, which is expected to also include other non-voting members agreed upon by the Advisors. The Valuation Committee is expected to adopt a charter and procedures that are not inconsistent with our valuation guidelines.

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements, which will be prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

To calculate our NAV for the purpose of establishing a purchase and repurchase price for our common shares, we have adopted valuation guidelines to assist in the calculation of the fair values of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of assets may differ from their actual realizable value or future fair value. While we believe these NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under U.S. GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV may differ from U.S. GAAP. Shareholders should not consider NAV to be equivalent to shareholders’ equity or any other U.S. GAAP measure.

Our board of trustees will not be involved in the periodic valuation of our assets and liabilities but will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility. In addition, our board of trustees has delegated to the Advisors the responsibility for monitoring significant events that may materially affect the values of our investments and for determining whether the values of the applicable investments should be reevaluated prior to the next regularly scheduled valuation in light of such significant events.

Independent Valuation Advisor

We have engaged an Independent Valuation Advisor (the "Independent Valuation Advisor"), which was approved by our board of trustees, including a majority of our independent trustees. Valuations of the investments that comprise the Loan Portfolio and the Company’s debt facility liabilities will be determined by the Advisors (through the Valuation Committee) based on valuations prepared by the Independent Valuation Advisor. The Independent Valuation Advisor is engaged in the business of rendering opinions regarding the value of real estate-related investments and related liabilities and is not affiliated with us or the Advisors.

The Advisors, with the approval of our board of trustees, including a majority of independent trustees, may engage additional independent valuation advisors in the future as our portfolio grows and diversifies. While the Independent Valuation Advisor will provide estimated fair value for our investments held in the Loan Portfolio and the Company’s debt facility liabilities each month in accordance with the Company’s valuation guidelines, it is not responsible for, and does not calculate, our NAV.

The Independent Valuation Advisor may be replaced at any time, in accordance with agreed-upon notice requirements, by a majority vote of our board of trustees, including a majority of our independent trustees. The Independent Valuation Advisor will discharge its responsibilities in accordance with our valuation guidelines.

We will pay fees to the Independent Valuation Advisor in accordance with the valuation services agreement. The compensation paid to the Independent Valuation Advisor will not be based on the estimated values of our assets and liabilities or any confirmation thereof.

The Independent Valuation Advisor and its affiliates have provided and is expected to continue to provide real estate appraisal, appraisal management and valuation advisory services to BlackRock, Monticello and their affiliates and have received, and are expected to continue to receive, fees in connection with such services. The Independent Valuation Advisor and its affiliates will from time to time perform other commercial real estate and financial advisory services for BlackRock, Monticello and their affiliates, or in transactions related to collateral that is a component of the subjects of the valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of the Independent Valuation Advisor as certified in the applicable valuation report.

Loan Portfolio Valuation

The fair values of the investments comprising our Loan Portfolio will be determined by the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor, on a monthly basis. Newly originated or acquired loan investments will initially be valued at cost in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment is closed, the fair value of such investment will be determined by the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor.

Valuations of commercial real estate loan investments reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair values are determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.

Valuation of Collateral

For commercial real estate loan investments, an appraisal will be completed by an independent appraisal firm prior to the closing of each transaction. Appraised values of property collateral are based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows and anticipated liquidation timing and proceeds, among other factors. The Advisors or the Valuation Committee may choose to obtain an updated third-party appraisal subsequent to the loan closing date if a material event occurs and impacts the collateral.

Liquid Investments Portfolio Valuation

In general, the Liquid Investments Portfolio will be valued by the Advisors (and, in certain cases, subject to review by the Valuation Committee, as described below) based on market quotations received or at fair value determined in accordance with our valuation guidelines. In certain cases, the valuation of certain investments that comprise the Liquid Investments Portfolio will be provided to the Advisors by third-party valuation agents previously approved by the Valuation Committee. For the purposes of our valuation guidelines, fair value is the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

Readily available evaluated pricing

We anticipate that the substantial majority of assets constituting the Liquid Investments Portfolio will be of the type that have evaluated pricing available from one or more pricing service providers. Evaluated prices and market quotes may be obtained by the Advisors from third-party pricing service providers or, if not, then from broker-dealers, for certain of our publicly traded real estate debt, private real estate debt with an active institutional secondary trading market, and cash equivalent investments. However, to the extent that the evaluated price received is determined in good faith by the Advisors to not be reliable, the Advisors may determine the appropriate fair value in accordance with our valuation guidelines, which would then be subject to review and approval of the Valuation Committee. Securities that are traded publicly on exchanges or other public markets will be valued at their closing prices in the principal markets in which they trade.

Evaluated pricing not available

If evaluated pricing is not readily available at the time of the investment (or are otherwise not reliable for a particular investment), the Advisors will initially value the investment at the acquisition price. Each such investment will then be valued by the Advisors monthly as determined in good faith, in certain cases as provided to the Advisors by third-party valuation agents. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information, or broker-dealer quotations).

Real Estate Owned Valuation

If we come into possession of commercial real estate property through foreclosure or otherwise, the property will initially be valued at fair value based on an appraisal performed by an independent third-party appraisal firm we expect to receive prior to or upon acquisition, less any estimated closing costs. For each month after the initial month in which we come into possession of the commercial real estate property, the fair value of such investment will be determined by the Advisors (through the Valuation Committee), based on valuations prepared or reviewed by the Independent Valuation Advisor at least quarterly. Additionally, the properties may be valued by an independent appraiser periodically, as determined by the Advisors. Property-level valuations reflect changes in property value based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors.

Valuation of Derivative Instruments

In the ordinary course of business, we may hedge interest rate and foreign currency exposure with derivative financial instruments. We will report our derivative assets and liabilities at fair value based on evaluated prices from at least one independent pricing service. The pricing service values bilateral interest rate swaps and interest rate caps under the income approach using valuation models. The significant inputs in these models are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts. The pricing service values currency forward contracts under the market approach through the use of quoted market prices available in an active market.

Valuation of Liabilities

Our NAV calculation will include the fair values of our debt facility liabilities, each as determined by the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor, on a monthly basis. New debt facility liabilities will initially be valued at par, which is expected to represent fair value at that time. Each month thereafter, the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor, will prepare the debt facility liability valuations. Any changes to the fair value of debt facility liabilities are expected to reflect changes including interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds. The fair value of any financing liabilities will generally be measured using the valuations guidelines discussed above.

In addition to debt facility liabilities, we expect that liabilities will include the management fees and performance fees payable to the Advisors, upfront sales commissions and shareholder servicing fees payable to the Dealer Manager, accounts payable, accrued operating expenses and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Liabilities related to shareholder servicing fees will be allocable to the applicable classes and will only be included in the NAV calculation for that class. Liabilities related to the management fee and performance fee will be allocable to only such classes to which the management fee and performance fee relate shares and will only be included in the NAV calculation for those classes.

For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Advisors through the first anniversary of the initial closing of the Company's continuous, blind pool Private Offering (the "Initial Retail Closing"), nor (2) certain operating expenses paid by the Advisors, incurred by us during the period through the first anniversary of the Initial Retail Closing, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisors for these costs. In the event the Initial Retail Closing does not occur, we will not be liable for any organization and offering expenses paid by the Advisors.

Portfolio and Investment Activity

As of March 31, 2025, the Company had not yet completed the Initial Retail Closing of the Private Offering and had no portfolio investments.

Results of Operations

As of March 31, 2025, we were in our organizational period and had not commenced significant operations. We are dependent upon the proceeds from the continuous private offering in order to conduct our investment activities. We intend to make investments with the capital received from the continuous private offering and any indebtedness that we may incur in connection with our investment activities.

Our Registration Statement on Form 10 became effective on March 17, 2025. As of May 8, 2025, we had neither purchased nor contracted to purchase any investments.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2025, we are in our organizational period and have not yet commenced principal operations or generated any revenues. We expect that principal operations will commence when we issue common shares in the Initial Retail Closing.

The BlackRock Advisor and Monticello Capital Partners, LLC, an affiliate of the Monticello Advisor (the "Monticello Investor"), have each agreed to purchase from us an aggregate amount of not less than $50 million, in the case of the BlackRock Advisor, and $3.25 million in the case of the Monticello Investor, in each case, in Class E shares of the Company, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if a NAV has yet to be calculated, then $25.00. We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary uses of cash will be for (i) origination or acquisition of commercial mortgage loans and other commercial debt investments, commercial mortgage-backed securities ("CMBS") and other commercial real estate-related debt investments in accordance with our investment guidelines, (ii) the cost of operations (including the management fee and performance fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share purchase plan (as described herein), and (v) cash distributions (if any) to the holders of our shares to the extent authorized by our board of trustees and declared by us.

The Company will seek to enter into bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors.

As of March 31, 2025, the Company had not entered into any financing arrangements and had no outstanding borrowings.

Critical Accounting Estimates

The preparation of the financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues. Actual results may ultimately differ materially from those estimates.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ending December 31, 2025. Provided that we make a timely election and qualify as a REIT, we will not be subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

The Company has formed, and may form in the future, one or more subsidiaries to function as taxable REIT subsidiaries ("TRS") and will file TRS elections, together with such subsidiaries, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The TRS will be subject to taxation at the federal, state, local and foreign levels, as applicable, at the regular corporate tax rates. The Company will account for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Company believes all or some portion of the deferred tax asset may not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk are related to interest rates, credit spreads, counterparty exposures, credit, market values and liquidity. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Our net interest income is expected to be exposed to interest rate volatility primarily as a result of the floating rate nature of the investments we plan to hold and the financing we plan to place on them. Additionally, we may use company-level facilities featuring floating interest rates for liquidity and working capital purposes. Furthermore, we may make investments in fixed and floating rate debt securities and the value of our positions may increase or decrease depending on interest rate movements. Finally, interest rate changes may impact the demand for loans and the availability of financing needed to expand our investment portfolio.

A rise in the general level of interest rates can be expected to lead to higher debt service payment requirements relative to any variable rate investments we hold and to declines in the value of any fixed rate investments we may hold. Rising interest rates carry default risk to our borrowers, because cash flows from underlying properties may fall below the debt service payments due to us on the investments, triggering borrower liquidity covenants. Therefore, we expect to protect property cash flows by encouraging borrowers to purchase interest rate caps or establish interest reserves, which would provide a hedge against the risk of rising interest rates. Furthermore, rising interest rates also cause our overall cost of borrowing to increase, partially or fully, offsetting any increase in elevated debt service payments received on our variable rate investments. In general, we will seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we may mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. Given our target leverage ratios, an increase in interest rates may result in an increase in our net investment income and the amount of the performance fee payable to the Advisors.

A decline in interest rates can be expected to lead to lower debt service payments received from any variable rate investments we may hold, decreases in the interest income earned on any floating rate investments we hold, and increases in the value of any fixed rate investments we hold. To mitigate the impact of reduced earnings as a result of declining interest rates, we expect to structure interest rate floors into each loan where the borrower will be required to pay minimum interest payments should interest rates fall below a predetermined rate. Additionally, reduced interest rates also cause our overall cost of borrowings to decrease. Because our borrowings do not typically feature interest rate floors, but our variable rate investments feature minimum interest payments due to us, declining interest rates may result in an increase to the Company’s net interest income and an increase in the amount of the performance fee payable to the Advisors.

As of March 31, 2025, we held no market sensitive instruments.

Credit Spread Risk

Credit spread risk is the risk that interest rate spreads between two different financial instruments will change. In general, U.S. commercial mortgage loans, CMBS and CLOs are priced based on a spread to U.S. Treasury securities or interest rate swaps in the case of fixed rate instruments and a spread to SOFR in the case of floating rate instruments. We will generally expect to benefit if credit spreads narrow during the time that we hold a portfolio of mortgage loans, CMBS and/or CLO investments, and we may experience losses if credit spreads widen during the time that we hold a portfolio of mortgage loans, CMBS and/or CLO investments. We will actively monitor our exposure to changes in credit spreads and we may enter into credit total return swaps or take positions in other credit-related derivative instruments to moderate our exposure to losses associated with a widening of credit spreads.

Counterparty Risk

We may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to mitigate the credit risk associated with derivative instruments by entering into transactions with high-quality counterparties.

Credit Risk

We expect to be exposed to credit risk in our investments with respect to a borrower’s ability to make required debt service payments to us and repay the unpaid principal balance in accordance with the terms of the loan agreement. We expect to manage this risk by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and the underlying credit quality, including subordination and diversification, of our investments on an ongoing basis. In addition, we intend to re-evaluate the credit risk inherent in our investments on a regular basis taking into consideration a number of fundamental macro-economic factors such as gross domestic product, unemployment, interest rates, capital markets activity, retail sales, store closing/openings, corporate earnings, housing inventory, affordability and regional home price trends.

We expect to be exposed to credit risk with respect to the tenants that occupy properties that serve as collateral to our investments. To mitigate this risk, we seek to avoid large single tenant exposure and we undertake a credit evaluation of major tenants prior to making a loan. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.

Market Value Risks

We may also be exposed to market value risk with respect to the fair value of our investments, including debt securities, and borrowings due to changes in market conditions, including credit spreads, interest rates, property cash flows, and commercial property values that serve as collateral. We seek to manage our exposure to market risk by originating or acquiring investments secured by different property types located in diverse, but liquid markets and/or with stable credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any repayment, sale, or an alternative liquidation event is unknown.

Commercial property values are subject to volatility and may be adversely affected by a number of factors, including: national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes and/or tax and legal considerations. Changes in commercial property values are difficult to predict with accuracy. We model a range of valuation scenarios and the resulting impacts on our investments.

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in available short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring us to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our President and Chief Financial Officer (“CFO”). Based upon this evaluation, our President and CFO have concluded that our disclosure controls and procedures (i) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in the Registration Statement filed with the SEC, as amended. As of March 31, 2025, there have been no material changes from the risk factors set forth in Item 1A. Risk Factors in the Registration Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Plan

Under the Company’s share repurchase plan, shareholders may request repurchase all or a portion of their shares each quarter. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any quarter at the Company’s discretion. To the extent the Company chooses to repurchase shares in any quarter, it will only repurchase shares as of the second to last business day of the applicable quarter (each such date, a “Repurchase Date”).

Repurchases will be made at the transaction price in effect on the Repurchase Date, except for shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, qualified disability, or divorce of the shareholder.

The aggregate NAV of total repurchases of common shares will be limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding month).

The board of trustees of the Company may modify or suspend the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Initial Monticello Investment

On May 6, 2025, Monticello Capital Partners, LLC (the "Monticello Investor"), a Delaware limited liability company and an affiliate of the Monticello Advisor, agreed to purchase from the Company an aggregate amount of not less than $3.25 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if an NAV has yet to be calculated, then $25.00 (the “Initial Monticello Investment”), pursuant to a Subscription Agreement, between the Company and Monticello Investor (the “Monticello Subscription Agreement”).

The Monticello Investor has agreed not to submit for repurchase to the Company any of the Class E shares issued in respect of the Initial Monticello Investment until the earlier of (i) the first date that the Company’s NAV reaches $1.0 billion and (ii) the third anniversary of the Initial Retail Closing of the Private Offering (the “Monticello Liquidity Date”). Following the Monticello Liquidity Date, the Monticello Investor may, from time to time, request to have such Class E shares repurchased by the Company at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date (each, a “Monticello Repurchase”). The Class E shares issued in respect of the Initial Monticello Investment are not eligible for repurchase pursuant to the Company’s share repurchase plan and are not therefore subject to the quarterly limitation or any early repurchase deduction.

Notwithstanding the foregoing, for so long as the Monticello Advisor or its affiliates acts as the Company’s investment advisor, the Company will not effect any Monticello Repurchase in any quarter that the full amount of all common shares requested to be repurchased by shareholders other than the Monticello Investor and its affiliates under the Company’s share repurchase plan are not repurchased or the share repurchase plan has been suspended.

The foregoing description of the Monticello Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the Monticello Subscription Agreement, which is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Second Amended and Restated Declaration of Trust

Effective on May 6, 2025, the Company executed its Second Amended and Restated Declaration of Trust (the “Declaration of Trust”) in connection with the Initial Monticello Investment, which amended and restated the Company’s Declaration of Trust, dated March 4, 2025.

The foregoing description of the Declaration of Trust does not purport to be complete and is qualified in its entirety by reference to the Declaration of Trust, which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Advisory Agreements

On May 6, 2025, the Company entered into the (i) Amended and Restated Advisory Agreement (the “BLK A&R Advisory Agreement”) by and between the Company and the BlackRock Advisor and (ii) Amended and Restated Advisory Agreement (the “MAM A&R Advisory Agreement” and, together with the BLK A&R Advisory Agreement, the “Advisory Agreements”) by and between the Company and the Monticello Advisor, in each case, in connection with the Initial Monticello Investment. Pursuant to the Advisory Agreements, the Advisors will continue to manage the Company’s day-to-day operations subject to the supervision of the Company’s board of trustees.

The foregoing description of each of the Advisory Agreements does not purport to be complete and is qualified in its entirety by reference to the BLK A&R Advisory Agreement and the MAM A&R Advisory Agreement, which are filed as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Share Repurchase Plan

On May 6, 2025, the Company’s board of trustees amended its share repurchase plan (as amended, the “Share Repurchase Plan”) pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of all classes of the Company's common shares is limited to no more than 5% of its aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month).

The foregoing description of the Share Repurchase Plan does not purport to be complete and is qualified in its entirety by reference to the Share Repurchase Plan, which is filed as Exhibit 4.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Trust of the Company, dated November 7, 2024 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on January 15, 2025 and incorporated by reference herein)

3.2*	Second Amended and Restated Declaration of Trust of the Company, dated as of May 6, 2025

3.3	Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

4.1	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

4.2*	Share Repurchase Plan, effective May 6, 2025

10.1*	Amended and Restated Advisory Agreement between the Company and BlackRock Financial Management, Inc., dated as of May 6, 2025

10.2*	Amended and Restated Advisory Agreement between the Company and MONTICELLOAM, LLC, dated as of May 6, 2025

10.3	Independent Trustee Compensation Policy (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

10.4

Dealer Manager Agreement between BlackRock Monticello Debt Real Estate Trust and BlackRock Investments, LLC, dated as of March 13, 2025 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

10.5

Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (included as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

10.6

Subscription Agreement, dated March 14, 2025, by and between the Company and BlackRock Financial Management, Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on April 11, 2025 and incorporated by reference herein)

10.7*	Subscription Agreement, dated May 6, 2025, by and between the Company and Monticello Capital Partners, LLC

10.8

BlackRock Trademark License Agreement by and between BlackRock, Inc. and the Company, dated as of March 13, 2025 (filed as Exhibit 10.7 to the Company's Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

10.9

Monticello Trademark License Agreement by and between MONTICELLOAM, LLC and the Company, dated as of March 13, 2025 (filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlackRock Monticello Debt Real Estate Investment Trust

May 8, 2025	/s/ Robert P. Karnes
Date	Robert P. Karnes
President (Principal Executive Officer)

May 8, 2025	/s/ Barry W. Szarvas Jr.
Date	Barry W. Szarvas Jr.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)