Form 10-Q
period 2025-06-30
BlackRock Monticello Debt Real Estate Investment Trust
filed 2025-08-12
CIK 2049595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2025, the registrant had the following shares outstanding: 260,080 Class E common shares, and 3,261,426 Class F-I common shares. There are no outstanding Class S common shares, Class T common shares, Class D common shares, Class I common shares, Class F-S common shares, or Class F-D common shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,326	$2
Real estate loan investments, at fair value	127,453	—
Accrued interest receivable	425	—
Due from affiliates	59	—
Total assets	$129,263	$2
Liabilities and Equity
Debt obligations, at fair value	$122,320	$—
Accrued interest payable	223	—
Accrued expenses	216	—
Total liabilities	122,759	—

Commitments and contingencies (see Note 13)
Redeemable common shares, par value $0.01 per share; 260,080 and 80 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (see Note 7)	6,504	2

Equity
Accumulated earnings (deficit)	—	—
Total equity	—	—
Total liabilities, redeemable common shares and equity	$129,263	$2

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended June 30, 2025	For The Six Months Ended June 30, 2025
Revenue
Interest income	$742	$742
Other income	5	5
Total revenue	747	747
Expenses
Interest and fees on debt obligations	554	554
General and administrative	191	191
Total expenses	745	745
Gains (losses) from operations and financing
Unrealized gain (loss) on real estate loan investments	—	—
Unrealized gain (loss) on debt obligations	—	—
Total gain (loss) from operations and financing, net	—	—
Net income (loss)	$2	$2
Net income (loss) per common share, basic and diluted (Note 9)	$0.02	$0.03
Weighted-average common shares outstanding, basic and diluted (Note 9)	100,080	50,356

The Company was formed on November 7, 2024. There were no operations during the three and six months ended June 30, 2024.

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Equity (Unaudited)

(in thousands)

	Redeemable Common Shares (1)	Common Shares	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity
Balance as of December 31, 2024	$2	$—	$—	$—	$—
Net income (loss)	—	—	—	—	—
Balance as of March 31, 2025	$2	$—	$—	$—	$—

	Redeemable Common Shares (1)	Common Shares	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity
Balance as of March 31, 2025	$2	$—	$—	$—	$—
Common shares issued	6,500	—	—	—	—
Net income (loss) (2)	2	—	—	—	—
Balance as of June 30, 2025	$6,504	$—	$—	$—	$—

(1)
Redeemable common shares pertain to Class E shares purchased by the Advisors or affiliates of the Advisors. See Note 7.
(2)
Net income (loss) of $2 thousand is allocated to redeemable common shares and $0 to common shares.

The Company was formed on November 7, 2024. There were no operations during the three and six months ended June 30, 2024.

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

For The Six Months Ended June 30, 2025
Cash flows from operating activities
Net income (loss)	$2
Change in assets and liabilities
(Increase) decrease in accrued interest receivable	(425)
(Increase) decrease in due from affiliate	(59)
Increase (decrease) in accrued interest payable	223
Increase (decrease) in accrued expenses	216
Net cash used in operating activities	(43)

Cash flow from investing activities
Originations and fundings of real estate loan investments	(127,453)
Net cash used in investing activities	(127,453)

Cash flows from financing activities
Proceeds from issuance of common shares	6,500
Borrowings under debt obligations	122,320
Net cash provided by financing activities	128,820

Net change in cash and cash equivalents	1,324
Cash and cash equivalents, beginning of the period	2
Cash and cash equivalents, end of the period	$1,326

Supplemental disclosure of cash flow information:
Cash paid for interest	316

The Company was formed on November 7, 2024. There were no operations during the three and six months ended June 30, 2024.

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

BlackRock Monticello Debt Real Estate Investment Trust (the “Company”) was formed on November 7, 2024 as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company’s sponsors are BlackRock, Inc. (“BlackRock”) and MONTICELLOAM, LLC (together with its affiliates, “Monticello”) (each, a “Sponsor”, and together, the “Sponsors”). BlackRock Financial Management, Inc. (the “BlackRock Advisor”), an affiliate of BlackRock, and MONTICELLOAM, LLC (in its capacity as investment adviser to the Company, the “Monticello Advisor”), serve as the external advisors to the Company (each, an “Advisor” and, together, the “Advisors”).

The Company seeks to (1) provide shareholders with current income in the form of regular, stable cash distributions in order to achieve an attractive distribution yield; (2) preserve and protect shareholders’ invested capital by focusing on high quality real estate assets that typically have current cash-flow and/or limited business plan risk; (3) reduce downside risk through conservative loan-to-value ratios against high quality real estate assets with meaningful borrower equity or implied equity; and (4) provide an investment alternative for shareholders seeking to allocate a portion of their investment portfolios to real estate loan investments with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

The Company’s primary investment strategy is to originate, acquire, finance, manage and dispose of a portfolio consisting primarily of real estate loan investments, including senior mortgage loans, subordinated debt and other similar investments. The real estate loans are expected to be secured by properties located in the United States and include, without limitation multifamily, seniors housing and other commercial real estate assets. To a lesser extent, the Company invests in publicly traded real estate-related debt or securities, private real estate-related debt, and other securities, including collateralized loan obligations and/or cash equivalent investments.

The Company is a “perpetual-life REIT,” meaning the Company will be an investment vehicle of indefinite duration, whose shares are intended to be sold monthly on a continuous basis at a price generally equal to the Company’s prior month’s net asset value (“NAV”) per share.

Note 2. Significant Accounting Policies

The Company believes the following significant accounting policies, among others, affect its significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

Principles of Consolidation and Basis of Presentation: The accompanying unaudited condensed consolidated financial statements and related notes of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, and all intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, results of operations and cash flows have been included and are of a normal and recurring nature.

Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues. Actual results may ultimately differ materially from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents represents demand deposits held in banks and investments in overnight money market funds. The Company may have bank balances in the future that are in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. Cash is carried at cost which approximates fair value. In accordance with the fair value hierarchy under Accounting Standards Codification 820-Fair Value Measurements, cash and cash equivalents are considered level 1.

Fair Value Option: The Company has elected the fair value option for certain eligible financial assets and liabilities including real estate loan investments, and the Company's debt obligations. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common stock.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s balance sheets from those instruments using another accounting method.

The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification 825, Financial Instruments, that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of real estate loan investments for which the fair value option is elected, costs related to the origination or acquisition of the instrument should be immediately recognized in earnings. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

As of June 30, 2025, the Company has elected the fair value option for its real estate loan investments reported in Note 3 and debt obligations reported in Note 4.

Redeemable Common Shares: The Company classifies common shares held by the Advisors or affiliates of the Advisors as redeemable common shares on the Condensed Consolidated Balance Sheets at the greater of their carrying amount or their redemption value. Changes in the fair value of redeemable common shares are recorded to additional paid-in capital.

Real estate loan investments: The Company originates or acquires mortgage loans secured by the borrower's interest in underlying real estate. In addition, the Company may acquire subordinate participation interests in mortgage or mezzanine loans originated by our affiliates or in the secondary market. Changes in fair value are recorded as unrealized gain (loss) on real estate loan investments in the Company’s Condensed Consolidated Statements of Operations.

Repurchase agreements: The Company finances loan investments using repurchase agreements and secures these financing transactions with real estate loan investments. The repurchase agreements are therefore treated as collateralized financing transactions, and recorded at fair value within debt obligations on the Condensed Consolidated Balance Sheets. Changes in the fair value are recorded as unrealized gain (loss) on debt obligations in the Company’s Condensed Consolidated Statements of Operations.

Revenue Recognition: Interest income on real estate loan investments is accrued based on the outstanding principal amount and contractual terms of the instrument. Other non loan investment interest income is earned on overnight cash investments and is recorded within other income.

Interest and fees on debt obligations: The Company expenses contractual interest due in accordance with repurchase agreements and revolving credit facility agreements as incurred. Minimum utilization and unused fees are expensed as incurred in accordance with the terms of the respective debt agreements.

Income Taxes: The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2025. A REIT is subject to several organizational and operational requirements including that it must distribute at least 90% of its REIT taxable income to its shareholders each year. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Organization, Offering and Certain Operating Expenses: The Advisors have agreed to advance all of the Company’s organization and offering expenses and certain operating expenses on its behalf through the first anniversary of the initial closing (the "Initial Retail Closing") of the Company's continuous, blind pool private offering (the "Private Offering") that includes investors other than the Sponsors and the Advisors. These expenses may include legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager (as defined in Note 10) in the performance of wholesaling activities, but exclude upfront selling commissions, dealer manager fees and the shareholder servicing fee.

The Company will reimburse the Advisors for all such advanced expenses ratably over the 60 months following the first anniversary of the Initial Retail Closing. As of June 30, 2025, total organization and offering expenses incurred by the Advisors as well as certain operating expenses subject to future reimbursement by the Company are estimated to be approximately $5.23 million, comprised of $3.67 million of organization expenses and offering costs and $1.56 million of certain general and administrative operating expenses. Organization costs include the legal costs of structuring and forming the Company, its subsidiaries and its board of trustees, drafting of the governing documents of the Company and its subsidiaries and service provider agreements, and legal costs and auditor fees related to various SEC filings. Offering costs are related to the marketing and selling of the Company’s common shares including costs incurred in the preparation of the private placement. These organization, offering and operating expenses are not recorded on the accompanying condensed consolidated financial statements because such costs are not the Company’s liabilities until the date on which the Company has its Initial Retail Closing. When recorded by the Company, organization and operating expenses will be expensed as incurred and offering expenses will be charged to shareholders’ equity. Any amount due to the Advisors but not paid will be recognized as a liability on the balance sheet.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, real estate loan investments and interest receivable. The Company may place cash in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics.

Segment Reporting: The Company operates and reports its business as a single reportable segment, which includes originating, acquiring, managing and investing in real estate loan investments, including senior mortgage loans, subordinated debt and other similar investments. The Company’s chief operating decision maker (“CODM”) is our senior management team, comprised of our chief executive officer, our chief financial officer, and the investment management teams from our Advisors. The CODM makes key operating decisions, evaluates financial results, investment performance, and allocates resources at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Condensed Consolidated Statements of Operations. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. All expense categories on the Condensed Consolidated Statements of Operations are significant and there are no significant segment expenses that require disclosure. The measure of segment assets is reported as total assets in our Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements: In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the condensed consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures.

Note 3. Real Estate Loan Investments, at fair value

The following table presents the Company’s real estate loan investments as of June 30, 2025 ($ in thousands):

Property Type	Location	Origination Date	Stated Interest Rate(3)	Original Loan Amount	Current Principal Outstanding	Fair Value	Unfunded Commitments	Payment Terms (5)	Current Maturity Date	Maximum Maturity Date(4)
Multifamily	Maryland	5/29/2025	1M SOFR + 2.65%	$65,150	$65,150	$65,150	$6,050	Monthly; I/O	6/1/2027	6/1/2030
Multifamily	Florida	6/6/2025	1M SOFR + 2.65%	41,500	41,500	41,500	NA	Monthly; I/O	7/1/2028	7/1/2030
Senior Housing	Wisconsin	5/30/2025(1)	1M SOFR + 4.55%	1,333	1,333	1,333	290	Monthly, I/O-A	5/30/2027	5/30/2028
Senior Housing	Kentucky	6/6/2025(2)	1M SOFR + 11.74%	4,970	4,970	4,970	251	Monthly, I/O-A	12/6/2027	12/6/2028
Senior Housing	New York	6/27/2025(1)	1M SOFR + 4.25%	8,500	8,500	8,500	118	Monthly, I/O-A	6/26/2028	6/26/2028
Senior Housing	North Carolina	6/27/2025(2)	1M SOFR + 12.13%	6,000	6,000	6,000	N/A	Monthly, I/O-A	6/27/2028	6/27/2029
				$127,453	$127,453	$127,453	$6,708

(1)
Investment is a subordinate participation interest in a mortgage loan originated by affiliates of the Monticello Advisor.
(2)
Investment is a participation interest in a mezzanine loan originated by affiliates of the Monticello Advisor.
(3)
Represents the stated interest rate of the most recent interest period in effect for each loan as of period end. Mortgage loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. On June 30, 2025, one-month Term SOFR was 4.32%.
(4)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are typically subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(5)
Payment terms are interest only (I/O), or initially interest only and amortize at a future period in accordance with the terms of the respective agreements (I/O-A).

Note 4. Debt Obligations, at fair value

The following table presents the Company's debt obligations as of June 30, 2025 ($ in thousands):

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Natixis Repurchase Agreement(1)	1M SOFR + 1.40%	$150,000	$64,680	$85,320	$85,320	$127,453	5/23/2028	5/23/2029

JPM Revolving Credit Facility	1M SOFR + 1.95%	43,875	5,075	37,000	37,000	N/A(4)	5/21/2026	5/21/2027
				$122,320	$122,320

(1)
The Natixis repurchase agreement is secured by the Company's real estate loan portfolio as of June 30, 2025. As of June 30, 2025, all real estate loan investments were originated in the Seller (as defined below) under terms of such repurchase agreement and considered collateral under such purchase agreement.
(2)
Represents the stated interest rate of the most recent interest period in effect for each loan as of period end. Borrowings under the Company’s debt obligations carry interest at one-month Term SOFR plus a spread. On June 30, 2025, one-month Term SOFR was 4.32%.
(3)
Represents maximum facility size under the initial agreement and remaining available capacity to borrow after taking into account outstanding indebtedness as of June 30, 2025. Debt obligations may provide for increased borrowing capacity subject to the consent of the lender in its sole discretion.
(4)
The Company’s obligations under the JPM Credit Agreement (as defined below) are secured by outstanding capital commitments of the BlackRock Advisor. As of June 30, 2025, the remaining outstanding capital commitment of the BlackRock Advisor was $46.75 million.

Repurchase agreement

On May 23, 2025, BLKM I, LLC (the “Seller”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (together with the related transaction documents, the “Repurchase Agreement”), with Natixis, New York Branch (“Natixis”), to finance the acquisition by the Seller of eligible loans as more particularly described in the Repurchase Agreement. The Repurchase Agreement provides for asset purchases by Natixis for up to an initial amount of $150 million, which may be increased to $300 million, subject to the consent of Natixis, in its sole discretion. The initial maturity date of the Repurchase Agreement is May 23, 2028, subject to extension to a date in the future generally not to exceed the repurchase date of the last remaining eligible loan subject to the Repurchase Agreement, subject to satisfaction of certain customary conditions. In connection with the Repurchase Agreement, the Company provided a Guaranty (the "Guaranty"), which may become full recourse to the Company upon the occurrence of certain events, such as material breach of covenants, change of control, or reorganization of the guarantor as described in the Guaranty. The Guaranty contains operational covenants, and covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type. The covenants to maintain certain financial ratios and liquidity amounts are not effective until the quarter commencing October 1, 2025.

Revolving credit facility

On May 22, 2025, the Company entered into a revolving credit agreement (as it may be amended from time to time, the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as lender. The JPM Credit Agreement provides for revolving loans of up to a maximum aggregate availability of $43.9 million. The Company’s obligations under the JPM Credit Agreement are secured by outstanding capital commitments of the BlackRock Advisor. The JPM Credit Agreement may be increased to an amount as agreed between the Company and JPM, subject to the consent of JPM and other customary conditions. In addition, at no time may the outstanding obligations under the JPM Credit Agreement exceed 90% of the total uncalled capital commitments of the BlackRock Advisor. The JPM Credit Agreement also contains certain operational covenants customary for agreements of this type. As of June 30, 2025, the total uncalled capital commitments of the BlackRock Advisor were $46.75 million and obligations under the JPM Credit Agreement were limited to $42.08 million. The Company is permitted to borrow under the JPM Credit Agreement for any purpose permitted under its constituent documents. The maturity date of the JPM Credit Agreement is May 21, 2026, which may be extended upon the Company’s request to a date no longer than 12 months after the then-effective maturity date, subject to the consent of JPM and other customary conditions.

Note 5. Fair Value Measurements

Our board of trustees, including a majority of our independent trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisors and the Independent Valuation Advisor (as defined herein) in connection with estimating the values of our assets and liabilities. These guidelines are designed to seek to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, and the Valuation Committee (as defined herein) will review the appropriateness of our valuation procedures.

The Company has engaged an Independent Valuation Advisor (the "Independent Valuation Advisor"), which was approved by our board of trustees, including a majority of our independent trustees. Valuations of the Company’s real estate loan investments and the Company’s debt obligations are determined by the Advisors (through the Valuation Committee) based on valuations prepared by the Independent Valuation Advisor.

The Company’s Advisors have formed a Valuation Committee (the "Valuation Committee"), which approves the proposed estimates of fair value of the Company’s real estate loan investments and the Company’s debt obligations. Each Advisor has designated two voting representatives on the Valuation Committee, and these representatives serve as the four voting members of the Valuation Committee, which includes other non-voting members agreed upon by the Advisors.

The fair values of our real estate loan investments are determined by the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor, on a monthly basis. Newly originated or acquired real estate loan investment are initially valued at cost in the month that they are closed, which represents fair value at that time. For each month after the initial month in which a loan investment is closed, the fair value of such investment is determined by the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor. Valuations of the Company’s real estate loan investments reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair values are determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.

The fair values of our debt obligations are determined by the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor, on a monthly basis. New debt obligations are valued at par in the month that they are closed, which represents fair value at that time. Each month thereafter, the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor, determine the valuation of debt obligations. Any changes to the fair value of debt obligations reflect changes in interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds.

U.S. GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial assets and liabilities at fair value. U.S. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II—Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level III—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Fair Value Disclosure: The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy ($ in thousands):

	June 30, 2025
	Level I	Level II	Level III
Financial Assets:
Real estate loan investments, at fair value	$—	$—	$127,453
Financial Liabilities:
Debt obligations, at fair value	$—	$—	$122,320

For the three and six months ended June 30, 2025, there were no changes in fair value for our real estate loan investments or debt obligations, nor were there any transfers into or out of level 3 classification.

The following table contains the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2025 ($ in thousands):

	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Impact to valuation from increase in input	Range of Inputs	Weighted Average of Inputs
Financial Assets:
Real estate loan investments	$66,483	Discounted cash flow	Discount Rate	Decrease	7.0% - 8.9%	7.1%
Real estate loan investments	60,970	Recent transaction price	Transaction price	N/A	N/A	N/A
Total Real estate loan investments, at fair value	$127,453
Financial Liabilities:
Debt obligations	$122,320	Discounted cash flow	Discount Rate	Decrease	5.8% - 6.3%	6.0%
Total Debt obligations, at fair value	$122,320

No financial assets or liabilities were held by the Company as of December 31, 2024.

Note 6. Equity

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

The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management and performance fees. See Note 10.

The BlackRock Advisor has agreed to purchase from the Company an aggregate amount of not less than $50 million in Class E shares at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if a NAV has yet to be calculated, then $25.00 (the “Initial BlackRock Investment”). In connection with the Initial BlackRock Investment, the BlackRock Advisor purchased 130,000 Class E shares of the Company for $3.25 million at $25.00 per share. Additionally, an affiliate of the Monticello Advisor also purchased 130,000 Class E shares of the Company for $3.25 million at $25.00 per share. The Class E shares purchased by the BlackRock Advisor and the affiliate of the Monticello Advisor are considered redeemable common shares and are presented as such in the Condensed Consolidated Statements of Changes in Redeemable Common Shares and Equity. Redeemable common shares are also presented as temporary equity in the Company's Condensed Consolidated Balance sheets as they are required to be repurchased following applicable liquidity dates in accordance with the shareholder’s respective subscription agreement (See Note 7). As of June 30, 2025, the only shares of the Company outstanding were redeemable common shares purchased by the Advisors or the Advisors' affiliates for an aggregate of $6.5 million.

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

No distributions were declared or paid by the Company from inception through June 30, 2025.

Note 7. Redeemable Common Shares

On December 23, 2024 (date of initial capitalization), the Sponsors invested an aggregate of $2,000 to capitalize the Company, with each Sponsor investing $1,000 in consideration for 40 common shares of beneficial interest, par value $0.01 per share, of the Company. These redeemable common shares were exchanged into an equivalent number of issued and outstanding redeemable Class E shares as of March 4, 2025.

The Company also entered into (i) a subscription agreement, dated March 14, 2025, by and between the Company and the BlackRock Advisor, as amended by Amendment No. 1, dated May 22, 2025, pursuant to which the BlackRock Advisor agreed, from time to time, to purchase from the Company an aggregate amount of not less than $50 million in Class E shares, and (ii) a subscription agreement, dated May 6, 2025, by and between the Company and Monticello Capital Partners, LLC, a Delaware limited liability company and an affiliate of MONTICELLOAM, LLC (the “Monticello Investor” and, together with the Blackrock Advisor, the “Sponsor Investors”), pursuant to which the Monticello Investor agreed, from time to time, to purchase from the Company an aggregate amount of not less than $3.25 million in Class E shares (the “Initial Monticello Investment” and, together with the Initial BlackRock Investment, the “Initial Sponsor Investments”), in each case, at a price per share equal to the Company’s most recently determined NAV of its Class E shares. On May 27, 2025, pursuant to the terms of the Initial Sponsor Investments, the Company issued 130,000 of its Class E shares to each of the Sponsor Investors (260,000 Class E shares in total) at a price per share of $25.00 for an aggregate purchase price of $6.5 million.

As of June 30, 2025, all 260,080 issued Class E shares are considered redeemable common shares as reflected in the Condensed Consolidated Statements of Changes in Redeemable Common Shares and Equity. These redeemable common shares are classified in temporary equity given that the Class E shares held by the Sponsor Investors are required to be repurchased upon request following the applicable liquidity dates set forth in the subscription agreements of the Sponsor Investors as described below:

•
The BlackRock Advisor has agreed not to submit for repurchase to us any of the Class E shares issued in respect of the Initial BlackRock Investment until the BlackRock Liquidity Date, which is the earlier of (i) the first date that our NAV reaches $1.0 billion and (ii) the third anniversary of the Initial Retail Closing (the "BlackRock Liquidity Date"). Following the BlackRock Liquidity Date, the BlackRock Advisor may, from time to time, request to have such Class E shares repurchased by us at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. The Class E shares issued in respect of the Initial BlackRock Investment are not eligible for repurchase pursuant to our share repurchase plan and are not therefore subject to the quarterly limitation or the Early Repurchase Deduction (see Note 8).
•
The Monticello Investor has agreed not to submit for repurchase to the Company any of the Class E shares issued in respect of the Initial Monticello Investment until the earlier of (i) the first date that the Company’s NAV reaches $1.0 billion and (ii) the third anniversary of the Initial Retail Closing of the Private Offering (the “Monticello Liquidity Date”). Following the Monticello Liquidity Date, the Monticello Investor may, from time to time, request to have such Class E shares repurchased by the Company at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. The Class E shares issued in respect of the Initial Monticello Investment are not eligible for repurchase pursuant to the Company’s share repurchase plan and are not therefore subject to the quarterly limitation or any Early Repurchase Deduction (see Note 8).

The redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Any changes in the fair value of redeemable common shares are recorded to additional paid-in capital. No such adjustment was recorded as of June 30, 2025.

Note 8. Share Repurchase Plan

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

The aggregate NAV of total repurchases of all classes under the share repurchase plan will be limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Common shares issued to the Advisors pursuant to the Advisory Agreements or in connection with the Initial Sponsor Investments will not be subject to these repurchase limitations.

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

Note 9. Net Income Per Common Share

As of June 30, 2025, there were no dilutive instruments impacting net income per share, therefore there is no difference between basic and diluted net income per common share. Net income per common share for the three and six months ended June 30, 2025, is computed as follows ($ in thousands, except for share and per share data):

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Basic and Diluted:
Net income (loss)	$2	$2
Weighted-average common shares outstanding, (basic and diluted)	100,080	50,356
Basic and Diluted net income per common share	$0.02	$0.03

Note 10. Related Party Transactions

Management Fee: The services to be provided by the Advisors and the compensation to be paid by the Company are set forth in the advisory agreements between the Company and each of the Advisors (the “Advisory Agreements”). Pursuant to the terms of the Advisory Agreements, the Company will pay the Advisors a combined management fee equal to (i) 1.25% of NAV for its Class S shares, Class T shares, Class D shares and Class I shares and (ii)(a) 0.0% of NAV for its Class F-S shares, Class F-D shares and Class F-I shares for the period beginning on the Initial Retail Closing until the first anniversary of the Initial Retail Closing (such date, the “Reduced Fee Expiration Date”) (b), 0.75% of NAV for its Class F-S shares, Class F-D shares and Class F-I shares for the period from the Reduced Fee Expiration Date until the fifth anniversary of the Initial Retail Closing, and (c) 1.25% of NAV for its Class F-S shares, Class F-D shares and Class F-I shares thereafter, in each case, per annum, accrued monthly and payable quarterly in arrears.

The management fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a management fee with respect to the Class E shares. As of June 30, 2025, only Class E shares were issued by the Company, and therefore no management fee was earned or paid to the Advisors for the three and six months ended June 30, 2025.

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

Once Core Earnings in the applicable 4-Quarter Performance Measurement Period exceeds the Annual Hurdle Rate, the Advisors are generally entitled to a “catch-up” fee equal to 100% of the amount of Core Earnings in excess of the Annual Hurdle Rate, until Core Earnings as a percentage of the adjusted capital for such 4-Quarter Performance Measurement Period is equal to 5.714% (the result of (i) the Annual Hurdle Rate divided by (ii) 0.875 (or 1 minus 0.125)). Thereafter, the Advisors are entitled to receive 12.5% of Core Earnings. Proportional performance fee calculation methods apply in the periods prior to the period in which the Company has completed four full calendar quarters.

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

The performance fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a performance fee on Class E shares. For the three and six months ended June 30, 2025, no performance fee was earned or paid to the Advisors.

Organizational and Offering Expenses: The Advisors have agreed to advance all of the Company’s organization and offering expenses on its behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities (but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee)) through the first anniversary of the Initial Retail Closing of the Private Offering. The Company will reimburse the Advisors for all such advanced expenses ratably over the 60 months following the first anniversary of the Initial Retail Closing of the Private Offering. Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by the Advisors without reimbursement from the Company. As of June 30, 2025, organizational and offering expenses incurred by the Advisors subject to future reimbursement by the Company are estimated to be $3.67 million.

Operating Expense Reimbursement: The Company will reimburse the Advisors and their affiliates for out-of-pocket costs and expenses they incurred in connection with the services they provide, including, but not limited to, (1) the actual cost of goods and services used and obtained, whether payable to an affiliate or a non-affiliated person, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, fees relating to investment valuations and any fees relating to the Company’s operations and administration, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating the Company’s investments, whether payable to an affiliate or a non-affiliated person, (3) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination and financing of investments, whether or not such investments are acquired and (4) expenses of personnel of the Advisors and their affiliates other than those who provide investment advisory services to us or serve as the Company’s executive officers, provided, that the Advisors may be reimbursed for services performed by an executive officer that are outside the scope of such role. No operating expenses were reimbursed to the Advisors for the three and six months ended June 30, 2025.

The Company will reimburse the Advisors for such expenses advanced through the first anniversary of the Initial Retail Closing of the Private Offering, ratably over the 60 months following the first anniversary of the Initial Retail Closing. Operating expenses incurred after the first anniversary of the Initial Retail Closing of the Private Offering will be paid by the Company as incurred. As of June 30, 2025, certain general and administrative operating expenses incurred by the Advisors subject to future reimbursement by the Company are estimated to be $1.56 million.

Origination Fees: The Advisors receive loan origination fees, extension fees, exit fees, prepayment fees, loan assumption fees, underwriting fees, administration fees, and/or other similar fees paid by borrowers in connection with the origination of each new loan (collectively, “Origination Fees”). Any Origination Fees received by the Advisors are retained by the Advisors. The Company reimburses the Advisors for out-of-pocket expenses in connection with the selection, origination and acquisition of investments, whether or not such investments are acquired. No out-of-pocket expenses were reimbursed to the Advisors for the three and six months ended June 30, 2025.

Fees or Reimbursements for Other Services: The Company may retain certain of the Advisors’ affiliates, from time to time, for services relating to Company investments or operations, which may include, but are not limited to, accounting and administration services, tax services, compliance services, reporting services, capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. Any fees or reimbursements paid to the Advisors’ affiliates for any such services will not reduce the management fee. No fees or reimbursements for other services were paid to the Advisors for the three and six months ended June 30, 2025.

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

Note 11. Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2025. As a REIT, U.S. federal income tax law generally requires us to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that we pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We are also subject to U.S. federal, state and local income taxes on our domestic taxable REIT subsidiaries ("TRS") based on the tax jurisdictions in which they operate.

During the three and six months ended June 30, 2025, there was no current income tax provision related to the activities of our taxable REIT subsidiaries. Additionally, no deferred tax assets or liabilities were recorded as of June 30, 2025.

Note 12. Economic Dependency

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

Note 13. Commitments and Contingencies

As of June 30, 2025, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Loan Commitments

As of June 30, 2025, the Company had $6.7 million of unfunded commitments related to real estate loan investments. The timing and amounts of future loan fundings under these commitments are uncertain as these commitments may relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining tenors of these loans.

Note 14. Subsequent Events

The Company has evaluated the impact of all subsequent events through August 12, 2025, the date the condensed consolidated financial statements were available for issuance.

Retail Closing

In connection with the continuous private offering of the Company, on July 1, 2025, the Company sold an aggregate of 1,059,497 Class F-I common shares for aggregate consideration of approximately $26.5 million (the "Initial Retail Closing").

On August 1, 2025, the Company sold an additional 1,999 of its Class F-I common shares for aggregate consideration of approximately $50 thousand. The offer and sale of the Shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

Anchor Investment

On July 1, 2025, the Company entered into subscription agreements by and between the Company and certain unaffiliated investors (collectively, the “Anchor Investors”), pursuant to which the Anchor Investors agreed, from time to time, and on or before August 31, 2025, to purchase from the Company an aggregate amount of not less than $55.0 million in Class F-I common shares, at a price per share equal to either (i) where the Company has not yet calculated a NAV per share of the Class F-I common shares, the most recently determined NAV per share of the Class E common shares of the Company or (ii) after the date on which the Company calculates a NAV per share of the Class F-I common shares, the most recently determined NAV of its Class F-I common shares (the “Anchor Investment”). On July 1, 2025, pursuant to the terms of the Anchor Investment, the Company issued an aggregate of 1,100,308 of its Class F-I common shares to the Anchor Investors at a price per share of $24.99 for an aggregate purchase price of $27.5 million. On August 1, 2025, the Company issued an additional 1,099,622 Class F-I common shares to the Anchor Investors at a price per share of $25.01, for an aggregate purchase price of $27.5 million.

The offer and sale of the Class F-I common shares to the Anchor Investors was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

Paydown of Debt Obligations

On July 1, 2025, the Company utilized proceeds from the aforementioned Initial Retail Closing and Anchor Investment to pay down $19.0 million of outstanding principal on the JPM Credit Agreement, and $33.0 million of outstanding principal on the Repurchase Agreement.

Credit Agreement - Customers Bank

On July 30, 2025, BLKM III, LLC (the “Borrower”), an indirect subsidiary of the Company, entered into a credit agreement with Customers Bank ("Customers Bank Credit Agreement"), as administrative agent (in such capacity, the “Administrative Agent”) and account bank, MonticelloAM Servicing, LLC, as servicer, and certain other lenders party thereto. In connection with the Customers Bank Credit Agreement, the Company provided a guaranty which may become full recourse to the Company upon the occurrence of certain events as described in the Customers Bank Credit Agreement.

The maximum aggregate commitments under the Customers Bank Credit Agreement is $150 million. The Borrower’s obligations under the Customers Bank Credit Agreement will be secured by all right, title and interest in healthcare commercial real estate loans of the Borrower. The maximum aggregate commitment under the Customers Bank Credit Agreement may be increased to an amount as agreed between the Borrower and Administrative Agent. The Customers Bank Credit Agreement includes certain financial covenants applicable to the Borrower and the Company, including certain leverage and liquidity requirements. The Customers Bank Credit Agreement will mature on July 30, 2030, subject to early repayment and customary events of default.

Advances under the Customers Bank Credit Agreement generally bear interest at a rate per annum equal to the Term SOFR plus (i) 2.00%, until July 30, 2028, or (ii) 2.50%, from July 31, 2028. The Company pays a commitment fee on a monthly basis to the lender on the daily unused amount of its commitment at a rate per annum of 0.25%.

Dividends

On July 31, 2025, the Company declared distributions for each class of its common shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class F-I Common Shares	$0.1927	$-	$0.1927
Class E Common Shares	$0.1927	$-	$0.1927

Real estate loan investments and related financing

From July 1, 2025 through August 12, 2025, the Company closed on four real estate loan investments with aggregate outstanding principal of $113.3 million. The investments included three floating rate wholly-originated mortgage loans for $109.8 million which earn interest at one-month Term SOFR, plus a spread ranging from 3.95%-4.45%. The Company also closed on one participation interest in a mezzanine loan for $3.5 million which earns interest at a fixed rate of 14.5%.

The Company utilized a combination of cash on hand and available borrowings on the Repurchase Agreement and Customers Bank Credit Agreement to facilitate the closing of the four real estate loan investments. $22.0 million was borrowed pursuant to the Repurchase Agreement and $87.8 million was borrowed pursuant to the Customers Bank Credit Agreement.

Advisory agreements

On August 8, 2025, the Company entered into the (i) Second Amended and Restated Advisory Agreement (the “BLK A&R Advisory Agreement”) by and between the Company and the BlackRock Advisor and (ii) Second Amended and Restated Advisory Agreement (the “MAM A&R Advisory Agreement” and, together with the BLK A&R Advisory Agreement, the “Advisory Agreements”) by and between the Company and the Monticello Advisor, in each case, in connection with the consideration for services rendered by the Advisors, to amend the calculation of the management fee and the performance fee payable to each Advisor. There is no change in the management fee and performance fee payable by the Company in the aggregate. Pursuant to the Advisory Agreements, the Advisors will continue to manage the Company’s day-to-day operations subject to the supervision of the Company’s board of trustees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “BlackRock Monticello Debt Real Estate Investment Trust.,” “Company,” “we,” “us,” or “our” refer to BlackRock Monticello Debt Real Estate Investment Trust and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Registration Statement on Form 10, (as amended, the "Registration Statement") filed with U.S. Securities and Exchange Commission (the "SEC").

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
•
distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate loan investments, and we have no limits on the amounts we may fund from such sources;
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

Overview

We are a Maryland statutory trust formed on November 7, 2024. Our investment strategy is to originate, acquire, finance, manage and dispose of a portfolio consisting primarily of real estate loan investments, including senior mortgage loans, subordinated debt and other similar investments (the "Loan Portfolio"). Our real estate loans are expected to be secured by properties located in the United States and include, without limitation multifamily, seniors housing and other commercial real estate assets. To a lesser extent, we invest in publicly traded real estate-related debt or securities, private real estate-related debt, and other securities, including collateralized loan obligations ("CLOs") and/or cash and cash equivalent investments (collectively, the "Liquid Investments Portfolio"). Our sponsors are BlackRock, Inc. ("BlackRock") and MONTICELLOAM, LLC ("Monticello") (each, a "Sponsor", and together, the "Sponsors"). BlackRock Financial Management, Inc. (the "BlackRock Advisor"), an affiliate of BlackRock, and MONTICELLOAM, LLC (in its capacity as investment adviser to the Company, the "Monticello Advisor"), serve as our external advisors (each, an "Advisor" and together, the "Advisors").

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
•
reduce downside risk through conservative loan-to-value ratios against high quality real estate assets with meaningful borrower equity or implied equity; and
•
provide an investment alternative for shareholders seeking to allocate a portion of their investment portfolios to real estate loan investments with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

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

Q2 2025 Highlights

Capital Activity

•
Raised $6.5 million of net proceeds from the issuance of Class E common shares to Sponsor Investors during the three months ended June 30, 2025 (see Note 7 in the footnotes of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

Investing Activity

•
Originated two floating rate senior commercial real estate loans with a total commitment amount of $112.7 million and total outstanding principal amount of $106.7 million as of June 30, 2025.
•
Invested in four loan participations; including two subordinate participation interests in floating rate senior commercial real estate loans and two participation interests in mezzanine loans with a total commitment amount of $21.5 million and total outstanding principal amount of $20.8 million as of June 30, 2025.

Financing Activity

•
On May 22, 2025, the Company entered into the JPM Credit Agreement with JP Morgan Chase Bank, N.A. The agreement provides for revolving loans of up to a maximum aggregate availability of $43.9 million. As of June 30, 2025, the Company had $37.0 million outstanding borrowings from the JPM Credit Agreement.
•
On May 23, 2025, BLKM I, LLC (the “Seller”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (together with the related transaction documents, the “Repurchase Agreement”), with Natixis, New York Branch (“Natixis”), to finance the acquisition by the Seller of eligible loans as more particularly described in the Repurchase Agreement. The Repurchase Agreement provides for asset purchases by Natixis for an initial amount of $150 million, which may be increased to $300 million, subject to the consent of Natixis, in its sole discretion. The Company had $85.3 million of outstanding borrowings from the Repurchase Agreement as of June 30, 2025.

Results of Operations

The following table sets forth information regarding our Condensed Consolidated Results of Operations for the three and six months ended June 30, 2025. The Company did not start substantial operations until Q2 2025. The Company was formed on November 7, 2024 and there were no operations during the three and six months ended June 30, 2024.

	For the Three Months Ended June 30, 2025	For The Six Months Ended June 30, 2025
Revenue
Interest income	$742	$742
Other income	5	5
Total revenue	747	747
Expenses
Interest and fees on debt obligations	554	554
General and administrative	191	191
Total expenses	745	745
Gains (losses) from operations and financing
Unrealized gain (loss) on real estate loan investments	—	—
Unrealized gain (loss) on debt obligations	—	—
Total gain (loss) from operations and financing, net	—	—
Net income (loss)	$2	$2
Net income (loss) per common share, basic and diluted (Note 9)	$0.02	$0.03
Weighted-average common shares outstanding, basic and diluted (Note 9)	100,080	50,356

Revenues

During the three and six months ended June 30, 2025, revenues totaled approximately $0.7 million consisting of interest income on our real estate loan investments. Other income pertained to investment income from money market interest.

Expenses

Interest and fees on debt obligations

During the three and six months ended June 30, 2025, interest and fees on debt obligations was approximately $0.6 million representing interest expense and other minimum utilization fees on our debt obligations.

General and administrative

During the three and six months ended June 30, 2025, the Company incurred approximately $0.2 million of general and administrative costs related to professional and trustee fees.

Accounting Policies

See Note 2 in the condensed consolidated financial statements included in this Form 10-Q for a discussion of accounting policies and recent accounting developments expected to impact the Company.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2025. Provided that we make a timely election and qualify as a REIT, we will not be subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to shareholders in any year in which the Company fails to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

The Company has formed, and may form in the future, one or more subsidiaries to function as taxable REIT subsidiaries ("TRS") and will file TRS elections, together with such subsidiaries, with the U.S. Internal Revenue Service. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The TRS will be subject to taxation at the federal, state, local and non-U.S. levels, as applicable, at the regular corporate tax rates. The Company will account for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Company believes all or some portion of the deferred tax asset may not be realized.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay distributions to our shareholders and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months.

The BlackRock Advisor and Monticello Capital Partners, LLC, an affiliate of the Monticello Advisor (the "Monticello Investor"), have each agreed to purchase from us an aggregate amount of not less than $50 million, in the case of the BlackRock Advisor, and $3.25 million in the case of the Monticello Investor, in each case, in Class E shares of the Company, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if a NAV has yet to be calculated, then $25.00. As of June 30, 2025, the remaining capital commitment of the BlackRock Advisor was $46.75 million. We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary uses of cash will be for (i) origination or acquisition of commercial mortgage loans and other commercial debt investments, commercial mortgage-backed securities and other commercial real estate-related debt investments in accordance with our investment guidelines, (ii) the cost of operations (including the management fee and performance fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share purchase plan (as described herein), and (v) cash distributions (if any) to the holders of our shares to the extent authorized by our board of trustees and declared by us.

The Company will seek to enter into bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors.

As of June 30, 2025, the Company has entered into a Repurchase Agreement where the Company has pledged loans as collateral. Under the Repurchase Agreement the Company is permitted to borrow as much as $150 million based on the value of the loans pledged as collateral and the maximum advance rates attributed to each loan by the lender. The Company also entered into a revolving credit agreement (as it may be amended from time to time, the "JPM Credit Agreement") with JP Morgan Chase Bank, N.A., as lender with an aggregate borrowing capacity of $43.9 million secured by outstanding commitments of the BlackRock Advisor. As of June 30, 2025, the Company has $122.3 million in outstanding debt. See Note 4.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities. The following table summarizes amounts available under these sources as of June 30, 2025 ($ in thousands):

June 30, 2025
Cash and cash equivalents	$1,326
Unutilized borrowing capacity - repurchase agreements	64,680
Available borrowings on revolving credit facility	5,075
Total liquidity and capital resources	$71,081

Subsequent to June 30, 2025, the Company executed several financing transactions as described below. See Note 14 for additional details.

•
We completed our initial retail closing on July 1, 2025, and issued 1,059,497 Class F-I common shares for aggregate consideration of $26.5 million. On August 1, 2025, the Company issued an additional 1,999 F-1 common shares for aggregate consideration of $50 thousand.
•
On July 1, 2025, we entered into subscription agreements with unaffiliated investors (the “Anchor Investors”) pursuant to which the Anchor Investors agreed, from time to time, and on or before August 31, 2025, to purchase from the Company an aggregate amount of not less than $55.0 million in Class F-I common shares. On July 1, 2025, pursuant to terms of the subscription agreements, the Company issued 1,100,308 Class F-I common shares to the Anchor investors for aggregate consideration of $27.5 million. On August 1, 2025, the Company issued an additional 1,099,622 F-I common shares to the Anchor Investors for aggregate consideration of $27.5 million.
•
We utilized proceeds from the July 1, 2025 initial retail closing and Anchor Investment to pay down $19 million of outstanding indebtedness pursuant to the JPM Credit Agreement, and $33 million of outstanding indebtedness pursuant to the Repurchase Agreement.
•
On July 30, 2025, we entered into a credit agreement with Customers Bank ("Customers Bank Credit Agreement"), which provides maximum aggregate commitments of up to $150 million. Obligations under the agreement are secured by the Company’s real estate loan investments.
•
To facilitate the closing of four real estate investments for aggregate outstanding principal of $113.3 million, the Company utilized available borrowings on the Repurchase Agreement and Customers Bank Credit Agreement. $22.0 million was borrowed pursuant to the Repurchase Agreement and $87.8 million was borrowed pursuant to the Customers Bank Credit Agreement.

Cash Flows - For the Six Months Ended June 30, 2025

We experienced a $1.3 million net increase in cash and cash equivalents during the six months ended June 30, 2025, reflecting cash used in operating activities of ($0.04) million, cash used in investing activities of ($127.5) million, and cash provided by financing activities of $128.8 million.

Net cash used in operating activities of ($0.04) million was primarily driven by an increase in general and administrative costs and interest expense on debt obligations, offset by interest income on our real estate loan investment portfolio.

Net cash used in investing activities of ($127.5) million was driven by origination of $106.7 million of mortgage loans and the purchase of $20.8 million of participation interests in mortgage and mezzanine loans originated by affiliates of the Monticello Advisor.

Net cash provided by financing activities of $128.8 million was comprised of $37 million of borrowings pursuant to the JPM Credit Agreement, $85.3 million of borrowings pursuant to the Repurchase Agreement, and $6.5 million of proceeds from the issuance of Class E shares to our Advisors.

Distribution Policy

Any distributions we make will be at the discretion of our board of trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition. As a result, our distribution rates and payment frequency may vary from time to time.

Our board of trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the REIT requirements. To maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains.

We intend to declare monthly distributions for each class of common shares then-outstanding, which will be paid in the subsequent month and will be the same gross distribution per share for each class. The net distribution may vary for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share.

On July 31, 2025, we declared a dividend of $0.1927 per share, which will be paid on or around August 21, 2025 to shareholders of record as of July 31, 2025.

Net Asset Value

Our NAV presented in the following table includes the NAV of our outstanding classes of common shares. As of June 30, 2025 only Class E common shares were outstanding. The following table provides a breakdown of the major components of our NAV as of June 30, 2025 ($ in thousands):

Components of NAV	June 30, 2025
Cash and cash equivalents	$1,326
Real estate loan investments, at fair value	127,453
Accrued interest receivable	425
Due from affiliates	59
Debt Obligations, at fair value	(122,320)
Accrued interest payable	(223)
Accrued expenses	(216)
Net asset value	$6,504
Number of outstanding shares	260,080

NAV Per Share as of June 30, 2025	$25.01

Our NAV for each class of common shares is calculated by our fund administrator (the “Administrator”) with the assistance of the Advisors based on the valuations of our investments, the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including, as applicable with respect to any particular class of shares, the accrual of any management fees and performance fees to the Advisors, and will also include the deduction of any ongoing shareholder servicing fees specifically applicable to such class of common shares. The Advisors review and approve the NAV.

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

The Advisors have formed a Valuation Committee (the "Valuation Committee"), which reviews and approves the proposed estimates of fair values of the Company's Loan Portfolio investments, and debt facility liabilities, that are prepared by the Independent Valuation Advisor as well as the fair values of the Liquid Investments Portfolio prepared by the Advisors, in each case, prior to their use by the Administrator and the Advisors in determining our NAV. The Valuation Committee is comprised of a total of four voting members, two of whom are designated by each Advisor. The Valuation Committee has adopted a charter and procedures that are consistent with our valuation guidelines that are discussed below.

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our condensed consolidated financial statements, which will be prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

To calculate our NAV for the purpose of establishing a purchase and repurchase price for our common shares, we have adopted valuation guidelines to assist in the calculation of the fair values of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of assets may differ from their actual realizable value or future fair value. While we believe these NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under U.S. GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV may differ from U.S. GAAP. Shareholders should not consider NAV to be equivalent to shareholders’ equity or any other U.S. GAAP measure.

Our board of trustees is involved in the periodic valuation of our assets and liabilities and will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility. In addition, our board of trustees has delegated to the Advisors the responsibility for monitoring significant events that may materially affect the values of our investments and for determining whether the values of the applicable investments should be reevaluated prior to the next regularly scheduled valuation in light of such significant events.

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

We pay fees to the Independent Valuation Advisor in accordance with the valuation services agreement. The compensation paid to the Independent Valuation Advisor is not based on the estimated values of our assets and liabilities or any confirmation thereof.

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

Valuations of real estate loan investments reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair values are determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.

Valuation of Collateral

For real estate loan investments, an appraisal will be completed by an independent appraisal firm prior to the closing of each transaction. Appraised values of property collateral are based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows and anticipated liquidation timing and proceeds, among other factors. The Advisors or the Valuation Committee may choose to obtain an updated third-party appraisal subsequent to the loan closing date if a material event occurs and impacts the collateral.

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

Valuation of Liabilities

Our NAV calculation includes the fair values of our debt facility liabilities, each as determined by the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor, on a monthly basis. New debt facility liabilities will initially be valued at par, which is expected to represent fair value at that time. Each month thereafter, the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor, will prepare the debt facility liability valuations. Any changes to the fair value of debt facility liabilities are expected to reflect changes including interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds. The fair value of any financing liabilities will generally be measured using the valuations guidelines discussed above.

In addition to debt facility liabilities, we expect that our liabilities will include the management fees and performance fees payable to the Advisors, upfront sales commissions and shareholder servicing fees payable to the Dealer Manager, accounts payable, accrued operating expenses and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Liabilities related to shareholder servicing fees will be allocable to the applicable classes and will only be included in the NAV calculation for that class. Liabilities related to the management fee and performance fee will be allocable to only such classes to which the management fee and performance fee relate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, (as amended, the “Exchange Act”), we are not required to provide the information required under this item.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in the Registration Statement filed with the SEC, as amended. As of June 30, 2025, there have been no material changes from the risk factors set forth in Item 1A. Risk Factors in the Registration Statement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 8, 2025, the Company entered into the (i) Second Amended and Restated Advisory Agreement (the “BLK A&R Advisory Agreement”) by and between the Company and the BlackRock Advisor and (ii) Second Amended and Restated Advisory Agreement (the “MAM A&R Advisory Agreement” and, together with the BLK A&R Advisory Agreement, the “Advisory Agreements”) by and between the Company and the Monticello Advisor, in each case, in connection with the consideration for services rendered by the Advisors, to amend the calculation of the management fee and the performance fee payable to each Advisor. There is no change in the management fee and performance fee payable by the Company in the aggregate. Pursuant to the Advisory Agreements, the Advisors will continue to manage the Company’s day-to-day operations subject to the supervision of the Company’s board of trustees.

The foregoing description of each of the Advisory Agreements does not purport to be complete and is qualified in its entirety by reference to the BLK A&R Advisory Agreement and the MAM A&R Advisory Agreement, which are filed as Exhibits 10.6 and 10.7 to this Quarterly Report on Form 10-Q and incorporated herein by reference

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Trust of the Company, dated November 7, 2024 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on January 15, 2025 and incorporated by reference herein)

3.2

Third Amended and Restated Declaration of Trust of the Company, dated as of June 30, 2025 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 7, 2025 and incorporated by reference herein)

3.3	Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

4.1	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

4.2	Share Repurchase Plan, effective June 30, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2025 and incorporated by reference herein)

10.1

Credit Agreement, dated May 22, 2025, by and between BlackRock Monticello Debt Real Estate Investment Trust, as borrower, and JPMorgan Chase Bank, N.A., as lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2025 and incorporated by reference herein)

10.2

Master Repurchase Agreement and Securities Contract, dated May 23, 2025, by and between BLKM I, LLC, as Seller, and Natixis, New York Branch, as purchaser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 29, 2025 and incorporated by reference herein)

10.3

Guaranty, dated May 23, 2025, made by BlackRock Monticello Debt Real Estate Investment Trust for the benefit of Natixis, New York Branch (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 29, 2025 and incorporated by reference herein)

10.4	Form of Anchor Subscription Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2025 and incorporated by reference herein)
10.5

Credit Agreement, dated July 30, 2025, by and between BLKM III, LLC, as borrower, and Customers Bank, as administrative agent and account bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 5, 2025 and incorporated by reference herein)

10.6*	Second Amended and Restated Advisory Agreement between the Company and BlackRock Financial Management, Inc., dated as of August 8, 2025

10.7*	Second Amended and Restated Advisory Agreement between the Company and MONTICELLOAM, LLC, dated as of August 8, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BlackRock Monticello Debt Real Estate Investment Trust

August 12, 2025	/s/ Robert P. Karnes
Date	Robert P. Karnes
President (Principal Executive Officer)

August 12, 2025	/s/ Barry W. Szarvas Jr.
Date	Barry W. Szarvas Jr.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)