Form 10-Q
period 2025-09-30
BlackRock Monticello Debt Real Estate Investment Trust
filed 2025-11-14
CIK 2049595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the registrant had the following shares outstanding: 286,789 Class E common shares, and 3,693,141 Class F-I common shares. There are no outstanding Class S common shares, Class T common shares, Class D common shares, Class I common shares, Class F-S common shares, or Class F-D common shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,883	$2
Real estate loan investments, at fair value	359,719	—
Accrued interest receivable	2,190	—
Total assets	$364,792	$2
Liabilities and Equity
Debt obligations, at fair value	$271,600	$—
Accrued interest payable	640	—
Due to affiliates	6,806	—
Distribution payable	704	—
Accrued expenses	478	—
Total liabilities	280,228	—

Commitments and contingencies (Note 13)
Redeemable common shares, par value $0.01 per share; 260,080 and 80 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (Note 7)	6,511	2

Equity
Common shares - Class E, par value $0.01 per common share, 23,882 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	—
Common shares - Class F-I, par value $0.01 per common share, 3,368,877 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	34	—
Additional paid in capital	80,196	—
Accumulated earnings (deficit)	(2,178)	—
Total equity	78,053	—
Total liabilities, redeemable common shares and equity	$364,792	$2

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended September 30, 2025	For The Nine Months Ended September 30, 2025
Revenue
Interest income	$5,241	$5,983
Other income	29	34
Total revenue	5,270	6,017
Expenses
Interest and fees on debt obligations	2,593	3,148
Debt issuance costs	2,055	2,055
Organizational costs	2,139	2,139
General and administrative	959	1,149
Total expenses	7,746	8,491
Gains (losses) from operations and financing
Unrealized gain (loss) on real estate loan investments	—	—
Unrealized gain (loss) on debt obligations	—	—
Total gain (loss) from operations and financing, net	—	—
Net income (loss)	$(2,476)	$(2,474)
Net income (loss) per common share, basic and diluted (Note 9)	$(0.77)	$(2.23)
Weighted-average common shares outstanding, basic and diluted (Note 9)	3,195,808	1,110,362

The Company was formed on November 7, 2024. There were no operations during the three and nine months ended September 30, 2024.

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Equity (Unaudited)

(in thousands)

	Redeemable Common Shares (1)	Class E Common Shares	Class F-I Common Shares	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity

Balance as of December 31, 2024	$2	$—	$—	$—	$—	—
Common shares issued	6,500	1	33	84,384	—	84,418
Offering costs	(248)	—	—	(2,183)	—	(2,183)
Net income (loss)	(296)	—	—	—	(2,178)	(2,178)
Distribution reinvestment	—	—	1	398	—	399
Distributions declared on common shares	(150)	—	—	(1,700)	—	(1,700)
Remeasurement of redeemable common shares	703	—	—	(703)	—	(703)
Balance as of September 30, 2025	$6,511	$1	$34	$80,196	$(2,178)	$78,053

	Redeemable Common Shares (1)	Class E Common Shares	Class F-I Common Shares	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity
Balance as of June 30, 2025	$6,504	$—	$—	$—	$—	$—
Common shares issued	—	1	33	84,384	—	$84,418
Offering costs	(248)	—	—	(2,183)	—	$(2,183)
Net income (loss)	(298)	—	—	—	(2,178)	$(2,178)
Distribution reinvestment	—	—	1	398	—	$399
Distributions declared on common shares	(150)	—	—	(1,700)	—	$(1,700)
Remeasurement of redeemable common shares	703	—	—	(703)	—	$(703)
Balance as of September 30, 2025	$6,511	$1	$34	$80,196	$(2,178)	78,053

(1)
Redeemable common shares pertain to Class E shares purchased by the Advisors or their affiliates. See Note 7.

The Company was formed on November 7, 2024. There were no operations during the three and nine months ended September 30, 2024.

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

For The Nine Months Ended September 30, 2025
Cash flows from operating activities
Net income (loss)	$(2,474)
Change in assets and liabilities
(Increase) decrease in accrued interest receivable	(2,190)
Increase (decrease) in due to affiliates	2,811
Increase (decrease) in accrued interest payable	640
Increase (decrease) in accrued expenses	478
Debt issuance costs	2,055
Net cash provided by operating activities	1,320

Cash flow from investing activities
Originations and fundings of real estate loan investments	(359,719)
Net cash used in investing activities	(359,719)

Cash flows from financing activities
Proceeds from issuance of common shares	90,918
Borrowings under debt obligations	351,600
Repayment of debt obligations	(80,000)
Distributions paid	(748)
Payment of debt issuance costs	(490)
Net cash provided by financing activities	361,280

Net change in cash and cash equivalents	2,881
Cash and cash equivalents, beginning of the period	2
Cash and cash equivalents, end of the period	$2,883

Supplemental disclosure of cash flow information:
Cash paid for interest	2,471

Non-cash financing activities
Accrued debt issuance costs due to affiliates	1,565
Accrued distributions	704
Accrued offering costs due to affiliates	2,431
Distribution reinvestment	399

The Company was formed on November 7, 2024. There were no operations during the three and nine months ended September 30, 2024.

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

Cash and Cash Equivalents: Cash and cash equivalents represents demand deposits held in banks and investments in overnight money market funds. From time to time, the Company may maintain cash balances that are restricted as to use, including amounts held in reserve accounts or margin accounts in connection with financing arrangements. As of September 30, 2025, such restricted cash balance was $5 thousand. The Company may have bank balances in the future that are in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. Cash is carried at cost which approximates fair value. In accordance with the fair value hierarchy under Accounting Standards Codification 829, Fair Value Measurements, cash and cash equivalents are considered level 1.

Fair Value Option: The Company has elected the fair value option for certain eligible financial assets and liabilities including real estate loan investments, and the Company's debt obligations. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem common shares of the Company.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s balance sheets from those instruments using another accounting method.

The Company’s fair value option elections are made in accordance with the guidance in Accounting Standards Codification 825, Financial Instruments, that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of real estate loan investments for which the fair value option is elected, costs related to the origination or acquisition of the instrument should be immediately recognized in earnings, included in the Debt Issuance Cost expense line item at $2.055 million for three and nine months ending September 30, 2025. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected, if any, are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

As of September 30, 2025, the Company has elected the fair value option for its real estate loan investments reported in Note 3 and debt obligations reported in Note 4.

Redeemable Common Shares: The Company classifies common shares held by the Advisors or their respective affiliates as redeemable common shares on the Condensed Consolidated Balance Sheets at the greater of their carrying amount or their redemption value. Changes in the fair value of redeemable common shares are recorded to additional paid-in capital.

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

Revenue Recognition: Interest income on real estate loan investments is accrued based on the outstanding principal amount and contractual terms of the instrument. Other non loan investment interest income is earned on overnight cash investments and is recorded as other income.

Interest and fees on debt obligations: The Company expenses contractual interest due in accordance with repurchase agreements and revolving credit facility agreements as incurred. Minimum utilization and unused fees are expensed as incurred in accordance with the terms of the respective debt agreements.

Debt issuance costs: As the Company has elected the fair value option for its debt obligations, debt issuance costs are expensed immediately on the Condensed Consolidated Statement of Operations as debt issuance costs and pertain to legal, commitment, and other up-front lender costs incurred upon entering new debt obligations.

Income Taxes: The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 2025. A REIT is subject to several organizational and operational requirements including that it must distribute at least 90% of its REIT taxable income to its shareholders each year. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Organizational, Offering and Certain Operating Expenses: The Advisors have agreed to advance all of the Company’s organization and offering expenses and certain operating expenses on its behalf through July 1, 2026, which is the first anniversary of the initial closing that occurred on July 1, 2025 (the "Initial Retail Closing") of the Company's continuous, blind pool private offering (the "Private Offering") that included investors other than the Sponsors and the Advisors. These expenses may include legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager (as defined in Note 10) in the performance of wholesaling activities, but exclude upfront selling commissions, dealer manager fees and the shareholder servicing fee.

The Company will reimburse the Advisors for all such advanced expenses ratably over the 60 months following July 1, 2026, which is the first anniversary of the Initial Retail Closing. As of September 30, 2025, total organization and offering expenses incurred as well as certain operating expenses subject to future reimbursement by the Company are $6.8 million, included as due to affiliates on the Condensed Consolidated Balance Sheet and comprised of $2.1 million in organization expenses, $2.4 million in offering costs and $2.3 million in certain operating expenses. For both the three and nine months ended September 30, 2025, organizational costs were $2.1 million, offering costs were $2.4, and certain operating expenses were $2.3 million. Organization costs include the legal costs of structuring and forming the Company, its subsidiaries and its board of trustees, drafting of the governing documents of the Company and its subsidiaries and service provider agreements, and legal costs and auditor fees related to various SEC filings. Offering costs are related to the marketing and selling of the Company’s common shares including costs incurred in connection with the private placement. Other operating expenses include certain general, administrative, and debt issuance costs to be advanced by the Advisors.

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

Applicable Accounting Pronouncements Pending Adoption:

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

Note 3. Real Estate Loan Investments, at fair value

The following table presents the Company’s real estate loan investments as of September 30, 2025 ($ in thousands):

Property Type	Location	Origination Date	Stated Interest Rate(3)	Original Loan Amount	Current Principal Outstanding	Fair Value	Unfunded Commitments	Payment Terms (4)	Current Maturity Date	Maximum Maturity Date(5)
Senior Housing	California	9/30/2025	1M SOFR + 3.85%	14,250	14,250	14,250	5,500	Monthly, I/O-A	9/30/2027	9/30/2028
Senior Housing	New York	8/29/2025(1)	1M SOFR + 4.85%	2,150	2,150	2,150	N/A	Monthly, I/O-A	9/20/2026	9/20/2027
Multifamily	Virginia	8/27/2025	1M SOFR + 2.80%	35,130	35,130	35,130	2,720	Monthly, I/O	10/1/2027	10/1/2029
Senior Housing	Rhode Island, Massachusetts	8/20/2025	1M SOFR + 4.40%	54,000	54,000	54,000	16,000	Monthly, I/O-A	8/20/2027	8/20/2028
Senior Housing	North Carolina	8/13/2025	1M SOFR + 4.25%	13,400	13,400	13,400	N/A	Monthly, I/O-A	8/13/2028	8/13/2029
Senior Housing	Kentucky	8/7/2025	1M SOFR + 3.95%	19,250	19,250	19,250	6,100	Monthly, I/O-A	8/7/2028	8/7/2028
Senior Housing	North Carolina	8/6/2025	1M SOFR + 4.45%	45,600	45,600	45,600	N/A	Monthly, I/O-A	8/6/2027	8/6/2028
Senior Housing	North Carolina	8/6/2025	1M SOFR + 4.45%	44,900	44,900	44,900	N/A	Monthly, I/O-A	8/6/2027	8/6/2028
Senior Housing	New York	8/4/2025(2)	FIXED 14.50%	3,475	3,475	3,475	869	Monthly, I/O-A	8/4/2029	8/4/2029
Senior Housing	New York	6/27/2025(1)	1M SOFR + 4.25%	8,500	8,500	8,500	118	Monthly, I/O-A	6/26/2028	6/26/2028
Senior Housing	North Carolina	6/27/2025(2)	1M SOFR + 12.13%	6,000	6,000	6,000	N/A	Monthly, I/O-A	6/27/2028	6/27/2029
Multifamily	Florida	6/6/2025	1M SOFR + 2.65%	41,500	41,500	41,500	N/A	Monthly, I/O	7/1/2028	7/1/2030
Senior Housing	Kentucky	6/6/2025(2)	1M SOFR + 11.74%	4,970	4,970	4,970	251	Monthly, I/O-A	12/6/2028	12/6/2028
Senior Housing	Wisconsin	5/30/2025(1)	1M SOFR + 4.55%	1,333	1,333	1,333	290	Monthly, I/O-A	5/30/2027	5/30/2028
Multifamily	Maryland	5/29/2025	1M SOFR + 2.65%	65,261	65,261	65,261	5,939	Monthly, I/O	6/1/2027	6/1/2030
				$359,719	$359,719	$359,719	$37,786

(1)
Investment is a subordinate participation interest in a mortgage loan originated by affiliates of the Monticello Advisor.
(2)
Investment is a participation interest in a mezzanine loan originated by affiliates of the Monticello Advisor.
(3)
Represents the stated interest rate on the whole loan. Unless otherwise noted, mortgage loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. On September 30, 2025, one-month Term SOFR was 4.13%.
(4)
Payment terms are interest only (I/O), or initially interest only and amortize at a future period in accordance with the terms of the respective agreements (I/O-A).
(5)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are typically subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.

Note 4. Debt Obligations, at fair value

The following table presents the Company's debt obligations as of September 30, 2025 ($ in thousands):

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Funding Period End Date	Maturity Date
Natixis Repurchase Agreement(1)	1M SOFR + 1.40%	$150,000	$48,620	$101,380	$101,380	$168,319	5/23/2027	5/23/2029
Customers Bank Credit Agreement(1)	1M SOFR + 2.00%	160,000	7,780	152,220	152,220	191,400	7/30/2028	7/30/2030
		$310,000	$56,400	$253,600	$253,600	$359,719

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Revolving Credit Facility	1M SOFR + 1.95%	$42,075	24,075	18,000	18,000	N/A(4)	5/21/2026	5/21/2027
				$271,600	$271,600

(1)
The Natixis Repurchase Agreement and Customers Bank Credit Agreement (each as defined below) are secured by certain real estate loan investments originated in BLKM I and BLKM III (each as defined below), respectively, as of September 30, 2025.
(2)
Represents the stated interest rate. Borrowings under the Company’s debt obligations carry interest at one-month Term SOFR plus a spread. On September 30, 2025, one-month Term SOFR was 4.13%.
(3)
Represents maximum facility size under the initial agreement and remaining available capacity to borrow after taking into account outstanding indebtedness as of September 30, 2025. Debt obligations may provide for increased borrowing capacity subject to the consent of the lender in its sole discretion.
(4)
The Company’s obligations under the JPM Credit Agreement (as defined below) are secured by outstanding capital commitments of the BlackRock Advisor. As of September 30, 2025, the remaining outstanding capital commitment of the BlackRock Advisor was $46.75 million.

Natixis Repurchase agreement

On May 23, 2025, BLKM I, LLC (the “BLKM I”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (together with the related transaction documents, the “Natixis Repurchase Agreement”), with Natixis, New York Branch (“Natixis”), to finance the acquisition by BLKM I of eligible loans as more particularly described in the Natixis Repurchase Agreement. The Natixis Repurchase Agreement provides for asset purchases by Natixis for up to an initial amount of $150 million, which may be increased to $300 million, subject to the consent of Natixis, in its sole discretion. The funding period end date of the Natixis Repurchase Agreement is May 23, 2027, subject to extension to a date in the future generally not to exceed the repurchase date of the last remaining eligible loan subject to the Natixis Repurchase Agreement, subject to satisfaction of certain customary conditions. In connection with the Natixis Repurchase Agreement, the Company provided a guaranty (the "Natixis Guaranty"), which may become full recourse to the Company upon the occurrence of certain events, such as material breach of covenants, change of control, or reorganization of the guarantor as described in the Natixis Guaranty. The Natixis Guaranty contains operational covenants, and covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type. The covenants to maintain certain financial ratios and liquidity amounts are not effective until the quarter commencing October 1, 2025.

Customers bank credit agreement

On July 30, 2025, BLKM III, LLC (“BLKM III”), an indirect wholly owned special-purpose financing subsidiary of the Company, entered into a credit agreement (as it may be amended from time to time, the “Customers Bank Credit Agreement”) with Customers Bank, as lender, account bank and administrative agent (“Customers”), certain other participating lenders, and MonticelloAM Servicing, LLC, as servicer. In connection with the Customers Bank Credit Agreement, the Company provided a guaranty to Customers that may become full recourse to the Company upon the occurrence of certain events, such as an illegal act, fraud, misappropriation of funds, loan recharacterization by any court, inappropriate loan title or, challenge, deny or repudiate core transaction documents or lender rights as described in the Customers Bank Credit Agreement. On September 26, 2025, the Customers Bank Credit Agreement was amended to increase the maximum aggregate commitment to $160,000,000, as may be further increased to an amount as agreed between BLKM III and Customers.

BLKM III’s obligations under the Customer’s Bank Credit Agreement are secured by all right, title and interest in seniors housing commercial real estate loans of BLKM III. The Customers Bank Credit Agreement funding period end date is July 30, 2028, subject to early repayment and customary events of default. Advances under the Customers Bank Credit Agreement generally accrue interest at a rate per annum equal to the Term SOFR for a one-month period plus a margin as agreed upon by the Customers and BLKM III for each transaction. Additionally, the Company pays a commitment fee calculated as a percentage of the maximum facility amount. The fee is paid on the date of each advance until paid in full, and any remaining unpaid fee is due and payable one year following the closing date of the Customers Bank Credit Agreement.

The Customers Bank Credit Agreement contains representations, warranties, covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type, events of default and indemnities that are customary for an agreement of its type. Covenants are not effective until the commencing of the fiscal quarter commencing October 1, 2025.

JPM revolving credit facility

On May 22, 2025, the Company entered into a revolving credit agreement (as it may be amended from time to time, the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as lender. The JPM Credit Agreement provides for revolving loans of up to a maximum aggregate availability of $43.9 million. The Company’s obligations under the JPM Credit Agreement are secured by outstanding capital commitments of the BlackRock Advisor. The JPM Credit Agreement may be increased to an amount as agreed between the Company and JPM, subject to the consent of JPM and other customary conditions. In addition, at no time may the outstanding obligations under the JPM Credit Agreement exceed 90% of the total uncalled capital commitments of the BlackRock Advisor. The JPM Credit Agreement also contains certain operational covenants customary for agreements of this type. As of September 30, 2025, the total uncalled capital commitments of the BlackRock Advisor were $46.75 million and obligations under the JPM Credit Agreement were limited to $42.08 million. The Company is permitted to borrow under the JPM Credit Agreement for any purpose permitted under its constituent documents. The maturity date of the JPM Credit Agreement is May 21, 2026, which may be extended upon the Company’s request to a date no longer than 12 months after the then-effective maturity date, subject to the consent of JPM and other customary conditions.

Note 5. Fair Value Measurements

Our board of trustees, including a majority of our independent trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisors and the Independent Valuation Advisor (as defined herein) in connection with estimating the values of our assets and liabilities. These guidelines are designed to seek to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, and the Valuation Committee (as defined below) will review the appropriateness of our valuation procedures.

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

Fair Value Disclosure: The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy ($ in thousands):

	September 30, 2025
	Level I	Level II	Level III
Financial Assets:
Real estate loan investments, at fair value	$—	$—	$359,719
Financial Liabilities:
Debt obligations, at fair value	$—	$—	$271,600

The following table summarize changes in investments for the nine months ended September 30, 2025 ($ in thousands):

Nine Months Ended September 30, 2025

Balance as of December 31, 2024	-
Funding of real estate loan investments	-
Balance as of March 31, 2025	-
Funding of real estate loan investments	127,453
Net unrealized gain (loss) on real estate loan investments	-
Balance as of June 30, 2025	127,453
Funding of real estate loan investments	232,266
Net unrealized gain (loss) on real estate loan investments	-
Balance as of September 30, 2025	359,719

The following table summarizes changes in debt obligations for the nine months ended September 30, 2025 ($ in thousands):

Nine Months Ended September 30, 2025

Balance as of December 31, 2024	-
Proceeds from debt obligations	-
Balance as of March 31, 2025	-
Proceeds from debt obligations	122,320
Net unrealized gain (loss) on debt obligations	-
Balance as of June 30, 2025	122,320
Proceeds from debt obligations	229,280
Repayments of debt obligations	(80,000)
Net unrealized gain (loss) on debt obligations	-
Balance as of September 30, 2025	271,600

The following table contains the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2025 ($ in thousands):

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Impact to valuation from increase in input	Range of Inputs	Weighted Average of Inputs
Financial Assets:
Real estate loan investments	$345,469	Discounted cash flow	Discount Rate	Decrease	6.8% - 16.3%	8.1%
Real estate loan investments	14,250	Recent transaction price	Transaction price	N/A	N/A	N/A
Total Real estate loan investments, at fair value	$359,719
Financial Liabilities:
Debt obligations	$271,600	Discounted cash flow	Discount Rate	Decrease	5.5% - 6.2%	5.9%
Total Debt obligations, at fair value	$271,600

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

The BlackRock Advisor has agreed to purchase from the Company an aggregate amount of not less than $50 million in Class E shares at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if a NAV has yet to be calculated, then $25.00 (the “Initial BlackRock Investment”). In connection with the Initial BlackRock Investment, the BlackRock Advisor purchased 130,000 Class E shares of the Company for $3.25 million at $25.00 per share. Additionally, Monticello Capital Partners, LLC, a Delaware limited liability company and an affiliate of MONTICELLOAM, LLC the "Monticello Investor" and , together with the BlackRock Advisor, the "Sponsor Investors") also purchased 130,000 Class E shares of the Company for $3.25 million at $25.00 per share (the "Initial Monticello Investment" and, together with the Initial BlackRock Investment, the "Initial Sponsor Investments"). The Class E shares purchased by the Sponsor Investors are considered redeemable common shares and are presented as such in the Condensed Consolidated Statements of Changes in Redeemable Common Shares and Equity. Redeemable common shares are also presented as temporary equity in the Company's Condensed Consolidated Balance sheets as they may be repurchased following applicable liquidity dates and subject to certain conditions in accordance with the shareholder’s respective subscription agreement (See Note 7).

The per share purchase price for each class of our common shares sold in the Initial Retail Closing was equal to the NAV per share for the Class E shares issued in respect of the Initial BlackRock Investment (which was $24.99 per share). Thereafter, the per share purchase price for each class of our common shares sold in the Private Offering will vary and generally will be equal to the prior month’s NAV per share for such class as of the last calendar day of such month, plus applicable upfront selling commissions and dealer manager fees.

The following table details the movement of the Company’s outstanding common shares as of September 30, 2025 (in thousands):

	Nine Months Ended September 30, 2025

	Class E Common Shares	Class F-I Common Shares
Balance as of December 31, 2024	-	-
Common shares issued	-	-
Balance as of March 31, 2025	-	-
Common shares issued	-	-
Balance as of June 30, 2025	-	-
Common shares issued	23,882	3,352,939
Distribution reinvestment	-	15,938
Balance as of September 30, 2025	23,882	3,368,877

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares received the same gross distribution per share during the period.

For the three and nine months ended September 30, 2025, the aggregate net distributions declared for each applicable class of common shares are below:

	Three and Nine Months Ended September 30, 2025(1)

	Class E Common Shares	Class F-I Common Shares

Aggregate distribution declared per share	$0.5781	$0.5781
Shareholder servicing fee per share	-	-
Net distribution declared per share	$0.5781	$0.5781

(1)
The Company declared its first distributions for shareholders of record as of July 31, 2025, therefore aggregate distributions are the same for the three and nine months ended September 30, 2025.

Note 7. Redeemable Common Shares

On December 23, 2024 (date of initial capitalization), the Sponsors invested an aggregate of $2,000 to capitalize the Company, with each Sponsor investing $1,000 in consideration for 40 common shares of beneficial interest, par value $0.01 per share, of the Company. These common shares were exchanged into an equivalent number of issued and outstanding Class E shares as of March 4, 2025, and are considered redeemable common shares and are presented as such in the Condensed Consolidated Statements of Changes in Redeemable Common Shares and Equity.

In connection with the Initial Sponsor Investments, the Company entered into (i) a subscription agreement, dated March 14, 2025, by and between the Company and the BlackRock Advisor, as amended by Amendment No. 1, dated May 22, 2025, pursuant to which the BlackRock Advisor agreed, from time to time, to purchase from the Company an aggregate amount of not less than $50 million in Class E shares, and (ii) a subscription agreement, dated May 6, 2025, by and between the Company and the Monticello Investor, pursuant to which the Monticello Investor agreed, from time to time, to purchase from the Company an aggregate amount of not less than $3.25 million in Class E shares, in each case, at a price per share equal to the Company’s most recently determined NAV of its Class E shares. On May 27, 2025, pursuant to the terms of the Initial Sponsor Investments, the Company issued 130,000 of its Class E shares to each of the Sponsor Investors (260,000 Class E shares in total) at a price per share of $25.00 for an aggregate purchase price of $6.5 million.

As of September 30, 2025, all 260,080 Class E shares issued in respect of the Initial Sponsor Investments are considered redeemable common shares as reflected in the Condensed Consolidated Statements of Changes in Redeemable Common Shares and Equity. These common shares are classified in temporary equity given that the Class E shares held by the Sponsor Investors may be repurchased upon request following the applicable liquidity dates and subject to certain conditions as set forth in the subscription agreements of the Sponsor Investors as described below:

•
The BlackRock Advisor has agreed not to submit for repurchase to the Company any of the Class E shares issued in respect of the Initial BlackRock Investment until the BlackRock Liquidity Date, which is the earlier of (i) the first date that the Company's NAV reaches $1.0 billion and (ii) the third anniversary of the Initial Retail Closing (the "BlackRock Liquidity Date"). In addition, for so long as the BlackRock Advisor or its affiliate acts as an investment advisor to the Company, the Company will not effect any repurchase by any Sponsor Investors with respect to any quarter in which either (i) the full amount of all common shares of the

Company requested to be repurchased under the Share Repurchase Plan are not repurchased or (ii) the Share Repurchase Plan has been suspended. Following the BlackRock Liquidity Date, the BlackRock Advisor may, from time to time, request to have such Class E shares repurchased by the Company at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. The Class E shares issued in respect of the Initial BlackRock Investment are not eligible for repurchase pursuant to the Company's share repurchase plan and are not therefore subject to the quarterly limitation or the Early Repurchase Deduction (see Note 8).
•
The Monticello Investor has agreed not to submit for repurchase to the Company any of the Class E shares issued in respect of the Initial Monticello Investment until the earlier of (i) the first date that the Company’s NAV reaches $1.0 billion and (ii) the third anniversary of the Initial Retail Closing of the Private Offering (the “Monticello Liquidity Date”). In addition, for so long as the Monticello Advisor or its affiliate acts as an investment advisor to the Company, the Company will not effect any repurchase by any Sponsor Investors with respect to any quarter in which either (i) the full amount of all common shares of the Company requested to be repurchased under the Share Repurchase Plan are not repurchased or (ii) the Share Repurchase Plan has been suspended. Following the Monticello Liquidity Date, the Monticello Investor may, from time to time, request to have such Class E shares repurchased by the Company at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. The Class E shares issued in respect of the Initial Monticello Investment are not eligible for repurchase pursuant to the Company’s share repurchase plan and are not therefore subject to the quarterly limitation or any Early Repurchase Deduction (see Note 8).

On October 16, 2025, the Company entered into amendments to the subscription agreements with the Sponsor Investors, which amended terms related to the repurchase of Class E shares held by the Sponsor Investors. See Note 14.

Redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Any changes in the fair value of redeemable common shares are recorded to additional paid-in capital. As of September 30, 2025, remeasurement of redeemable common shares was $0.703 million.

The following tables summarize the changes in redeemable common shares as of September 30, 2025 (in thousands):

Redeemable Common Shares
Balance as of December 31, 2024	80
Issuance of redeemable common shares	-
Balance as of March 31, 2025	80
Issuance of redeemable common shares	260,000
Balance as of June 30, 2025	260,080
Issuance of redeemable common shares	-
Balance as of September 30, 2025	260,080

For the three and nine months ended September 30, 2025, the aggregate net distributions declared for redeemable common shares are below:

Three and Nine Months Ended September 30, 2025(1)

Redeemable Common Shares
Aggregate distribution declared per share	$0.5781
Shareholder servicing fee per share	-
Net distribution declared per share	$0.5781

(1) The Company declared its first distributions for shareholders of record as of July 31, 2025. Therefore aggregate distributions are the same for the three and nine months ended September 30, 2025.

Note 8. Share Repurchase Plan

On March 4, 2025, the Company's board of trustees adopted the Share Repurchase Plan, which it presently expects to commence for the quarter ended December 31, 2025, which is the first full calendar quarter following the Initial Retail Closing. Pursuant to the Share Repurchase Plan, shareholders may request on a quarterly basis that the Company repurchase all or a portion of their common shares. The Company is not obligated to repurchase any common shares and may choose to repurchase only some, or even none, of the common shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, which will generally be equal to our prior month's NAV per share, except that common shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an "Early Repurchase Deduction"). The one year holding period is measured from the first calendar day of the month in which the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

The aggregate NAV of total repurchases of all classes under the Share Repurchase Plan will be limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Common shares issued to the Advisors pursuant to the Advisory Agreements (as defined below) or in connection with the Initial Sponsor Investments will not be subject to these repurchase limitations.

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

Note 9. Net Income (Loss) Per Common Share

As of September 30, 2025, there were no dilutive instruments impacting net income per share, therefore there is no difference between basic and diluted net income per common share. Net income per common share for the three and nine months ended September 30, 2025, is computed as follows ($ in thousands, except for share and per share data):

Three months Ended September 30, 2025
Basic and Diluted:	Class E (1)	Class F-I	Total
Net income (loss)	$(294)	$(2,182)	$(2,476)
Weighted-average common shares outstanding, (basic and diluted)	267,868	2,927,940	3,195,808
Basic and Diluted net income (loss) per common share	$(1.10)	$(0.75)	$(0.77)

Nine months Ended September 30, 2025
	Class E (1)	Class F-I	Total
Basic and Diluted:
Net income (loss)	$(292)	$(2,182)	$(2,474)
Weighted-average common shares outstanding, (basic and diluted)	123,657	2,927,940	1,110,362
Basic and Diluted net income (loss) per common share	$(2.36)	$(0.75)	$(2.23)

(1) Class E shares include redeemable common shares issued to the Advisors (Note 7).

Note 10. Related Party Transactions

Management Fee: The services to be provided by the Advisors and the compensation to be paid by the Company are set forth in the advisory agreements between the Company and each of the Advisors (the “Advisory Agreements”). Pursuant to the terms of the Advisory Agreements, the Company will pay the Advisors a combined management fee equal to (i) 1.25% of NAV for its Class S shares, Class T shares, Class D shares and Class I shares and (ii)(a) 0.0% of NAV for its Class F-S shares, Class F-D shares and Class F-I shares for the period beginning on the Initial Retail Closing until July 1, 2026, which is the first anniversary of the Initial Retail Closing (such date, the “Reduced Fee Expiration Date”), (b) 0.75% of NAV for its Class F-S shares, Class F-D shares and Class F-I shares for the period from the Reduced Fee Expiration Date until July 1, 2030, which is the fifth anniversary of the Initial Retail Closing, and (c) 1.25% of NAV for its Class F-S shares, Class F-D shares and Class F-I shares thereafter, in each case, per annum, accrued monthly and payable quarterly in arrears.

The management fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a management fee with respect to the Class E shares. As of September 30, 2025, only Class E and Class F-I shares were issued by the Company, and therefore no management fee was earned or paid to the Advisors for the three and nine months ended September 30, 2025.

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

The performance fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a performance fee on Class E shares. For the three and nine months ended September 30, 2025, no performance fee was earned or paid to the Advisors.

Organization and Offering Expenses: The Advisors have agreed to advance all of the Company’s organization and offering expenses on its behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities (but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee)) through July 1, 2026, which is the first anniversary of the Initial Retail Closing of the Private Offering. The Company will reimburse the Advisors for all such advanced expenses ratably over the 60 months following July 1, 2026 . Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by the Advisors without reimbursement from the Company. For both the three and nine months ended September 30, 2025, organizational expenses incurred are $2.139 million and offering costs incurred are $2.431 million. As of September 30, 2025, the amount due to Advisors for such expenses of $4.560 million is included as part of due to affiliates on the Condensed Consolidated Balance Sheet.

Operating Expense Reimbursement: The Company will reimburse the Advisors and their affiliates for out-of-pocket costs and expenses they incurred in connection with the services they provide, including, but not limited to, (1) the actual cost of goods and services used and obtained, whether payable to an affiliate or a non-affiliated person, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, fees relating to investment valuations and any fees relating to the Company’s operations and administration, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating the Company’s investments, whether payable to an affiliate or a non-affiliated person, (3) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination and financing of investments, whether or not such investments are acquired and (4) expenses of personnel of the Advisors and their affiliates other than those who provide investment advisory services to us or serve as the Company’s executive officers, provided, that the Advisors may be reimbursed for services performed by an executive officer that are outside the scope of such role. No operating expenses were reimbursed to the Advisors for the three and nine months ended September 30, 2025.

The Company will reimburse the Advisors for such expenses advanced through July 1, 2026, which is the first anniversary of the Initial Retail Closing of the Private Offering, ratably over the 60 months following July 1, 2026. Operating expenses incurred after July 1, 2026 are intended to be paid by the Company as incurred. For both the three and nine months ended September 30, 2025, certain general and administrative expenses and debt issuance costs incurred and advanced by the Advisors are $2.246 million. As of September 30, 2025, the amount due to Advisors for such expenses of $2.246 million is included as part of due to affiliates on the Condensed Consolidated Balance Sheet.

Origination Fees: The Advisors receive loan origination fees, extension fees, exit fees, prepayment fees, loan assumption fees, underwriting fees, administration fees, and/or other similar fees paid by borrowers in connection with the origination of each new loan (collectively, “Origination Fees”). Any Origination Fees received by the Advisors are retained by the Advisors. The Company reimburses the Advisors for out-of-pocket expenses in connection with the selection, origination and acquisition of investments, whether or not such investments are acquired. No out-of-pocket expenses were reimbursed to the Advisors for the three and nine months ended September 30, 2025. On October 16, 2025, the Company entered into amendments to the Advisory Agreements with the Advisors, which amended the allocation of loan origination fees payable to the Company and to the Advisors. See Note 14.

Fees or Reimbursements for Other Services: The Company may retain certain of the Advisors’ affiliates, from time to time, for services relating to Company investments or operations, which may include, but are not limited to, accounting and administration services, tax services, compliance services, reporting services, capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. Any fees or reimbursements paid to the Advisors’ affiliates for any such services will not reduce the management fee. No fees or reimbursements for other services were paid to the Advisors for the three and nine months ended September 30, 2025.

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

Note 11. Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2025. As a REIT, U.S. federal income tax law generally requires us to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that we pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We are also subject to U.S. federal, state and local income taxes on our domestic taxable REIT subsidiaries based on the tax jurisdictions in which they operate.

During the three and nine months ended September 30, 2025, there was no current income tax provision related to the activities of our taxable REIT subsidiaries. Additionally, no deferred tax assets or liabilities were recorded as of September 30, 2025.

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

Note 13. Commitments and Contingencies

As of September 30, 2025, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Real Estate Loan Commitments

As of September 30, 2025, the Company had $37.8 million of unfunded commitments related to real estate loan investments. The timing and amounts of future loan fundings under these commitments are uncertain as these commitments may relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining tenors of these loans.

Note 14. Subsequent Events

The Company has evaluated the impact of all subsequent events through November 13, 2025, the date the condensed consolidated financial statements were available for issuance.

Private Offering

In connection with the continuous private offering of BlackRock Monticello Debt Real Estate Investment Trust (the “Company”), on October 1, 2025, the Company sold an aggregate of 123,185.04 common shares (the “Shares”) for aggregate consideration of $3,080,000 to third party investors of the Company. The sale consisted of 122,385.80 of Class F-I shares and 799.24 Class E shares for consideration of $3,060,000 and $20,000, respectively. Additionally, on November 3, 2025, the Company sold an aggregate of 195,508.31 common shares (the “Shares”) for aggregate consideration of $4,890,000 to third party investors of the Company. The sale consisted of 193,510.98 of Class F-I shares and 1,997.33 Class E shares for consideration of $4,840,000 and $50,000, respectively. The offer and sale of the Shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

Dividends

On October 31, 2025, the Company declared distributions for each class of its common shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class F-I Common Shares	$0.1927	$-	$0.1927
Class E Common Shares	$0.1927	$-	$0.1927

Amended Advisory Agreements

On October 16, 2025, the Company entered into each of the (i) Third Amended and Restated Advisory Agreement (the “BLK A&R Advisory Agreement”), by and between the Company and the BlackRock Advisor, and (ii) Third Amended and Restated Advisory Agreement (the “MAM A&R Advisory Agreement” and, together with the BLK A&R Advisory Agreement, the “A&R Advisory Agreements”), by and between the Company and the Monticello Advisor), in each case, in connection with the consideration for services rendered by the Advisors, to amend the allocation of loan origination fees payable to the Company and to the Advisors.

Pursuant to the A&R Advisory Agreements, the Company may receive a pro rata portion (based upon the Company’s investment as a percentage of the whole loan) of origination fees paid by a borrower or its affiliate in connection with the origination of each new loan owned in whole or part by the Company, net of certain fees and/or commissions paid to third parties in respect of the origination of such loans (the “Net Origination Fee”). With respect to each originated loan, the Company will pay to the Monticello Advisor an amount equal to one-half of the Net Origination Fee received by the Company in respect of such loan (not to exceed 0.50% of the principal amount thereof, assuming that such loan is fully drawn), and retain for the benefit of the Company any remaining Net Origination Fee in respect of such loan. Any extension fees, exit fees, prepayment fees, loan assumption fees, underwriting fees, administration fees and/or similar fees in respect of loans owned in whole or part by the Company or its subsidiaries (“Other Borrower-Paid Fees”) will be retained by the Advisors. In addition, and for the avoidance of doubt, the Company will reimburse the Advisors for out-of-pocket expenses in connection with the selection, origination and acquisition of investments, whether or not such investments are acquired. No out-of-pocket expenses were reimbursed to the Advisors for the three and nine months ended September 30, 2025.

Amendment to Subscription Agreement with Sponsor Investors

On October 16, 2025 the Company entered into each of (i) Amendment No. 2 to the Subscription Agreement, by and between the Company and the BlackRock Advisor (the “BLK Subscription Amendment”), and (ii) Amendment No. 1 to the Subscription Agreement (the “MAM Subscription Amendment” and, together with the BLK Subscription Amendment, the “Subscription Amendments”), by and between the Company and the Monticello Investor, pursuant to which each of the Sponsor Investors has agreed not to submit for repurchase any Class E shares issued to it in respect of their respective Subscription Agreements (as defined in the Subscription Amendments) until December 31, 2028 (the “Sponsor Liquidity Date”). On or following the Sponsor Liquidity Date, each of the Sponsor Investors may, from time to time, request that the Company repurchase an aggregate number of Class E shares issued in respect of the Initial Sponsor Investments equal to the amount available under the 5% quarterly cap of the Share Repurchase Plan at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date, but only during quarters when the Company fully satisfies repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the Share Repurchase Plan.

Notwithstanding the foregoing, for so long as the applicable Sponsor Investor or its affiliate acts as an investment advisor to the Company, the Company will not effect any repurchase by any Sponsor Investors with respect to any quarter in which either (i) the full amount of all common shares of the Company requested to be repurchased under the Share Repurchase Plan are not repurchased or (ii) the Share Repurchase Plan has been suspended.

Real estate loan investments and related financing

From October 1, 2025 through date of filing, the Company closed on two seniors housing real estate loan investments with an aggregate outstanding principal of $43.5 million. The investments included a $20.0 million participation interest in a first mortgage loan that earns interest at a floating rate of equal to one-month Term SOFR plus a spread of 4.5% over the course of a three-year initial term and two one-year extension option periods. Additionally, the Company closed on a $23.5 million first mortgage whole loan that earns interest at a floating rate of equal to one-month Term SOFR plus a spread of 3.85% over the course of a 2.5 year initial term and six-month extension option period.

The Company utilized a combination of cash on hand and borrowings from secured and unsecured borrowing facilities facilitate the closing of the two real estate loan investments.

CIBC Credit Agreement

On October 28, 2025, BLKM IV, LLC (“BLKM IV”), an indirect subsidiary of the Company, as borrower, entered into a revolving credit agreement (as it may be amended from time to time, the “CIBC Credit Agreement”) with CIBC Bank USA (“CIBC”), as lender and administrative agent, and certain other lenders party thereto. The Credit Agreement provides for revolving loans of up to an initial maximum amount of $100.0 million, which may be increased up to a maximum of $250.0 million at BLKM IV’s request subject to the consent of CIBC and the other lenders, in their sole discretion. The maturity date of the CIBC Credit Agreement is October 28, 2028, and is subject to two, one year extensions, at BLKM IV’s request and subject to the payment of an extension fee and other customary conditions. Advances under the CIBC Credit Agreement generally bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate plus 2.0%.

In connection with the CIBC Credit Agreement, the Company provided a limited recourse Guaranty (the “Guaranty”), which may become full recourse to the Company upon the occurrence of certain events as described in the Guaranty such as a change in control, bankruptcy, consolidation, fraud or willful misconduct, criminal acts, contest of the enforceability of the loan agreements, or impairing the exercise of Lender’s rights.

The CIBC Credit Agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for an agreement of its type.

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

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We intend to elect and qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ending December 31, 2025.

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

Q3 2025 Highlights

Capital Activity

•
Raised $84.0 million of gross proceeds from the issuance of Class F-I and Class E common shares, in addition to $0.4 million of distributions reinvested in the Company's common shares during the three months ended September 30, 2025.

Investing Activity

•
Originated seven floating rate senior commercial real estate loans with a total commitment amount of $257.0 million and total outstanding principal amount of $226.5 million as of September 30, 2025.
•
Invested in two loan participations; including one subordinate participation interest in a floating rate senior commercial real estate loan, and one participation interest in a fixed rate mezzanine loan for a total commitment amount of $6.0 million and total outstanding principal amount of $5.6 million as of September 30, 2025.

Financing Activity

•
On July 30, 2025, BLKM III, LLC, an indirect subsidiary of the Company, entered into a credit agreement (as it may be amended from time to time, the “Customers Bank Credit Agreement”) with Customers Bank, as lender, account bank and administrative agent, MonticelloAM Servicing, LLC, as servicer, and certain other lenders party thereto. The Customers Bank Credit Agreement initially provided for a maximum aggregate commitment of $150 million which was subsequently increased to $160 million on September 26, 2025.

Results of Operations

The following table sets forth information regarding our Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2025. The Company did not start substantial operations until the second quarter of 2025. The Company was formed on November 7, 2024 and there were no operations during the three and nine months ended September 30, 2024.

	For the Three Months Ended September 30, 2025	For The Nine Months Ended September 30, 2025
Revenue
Interest income	$5,241	$5,983
Other income	29	34
Total revenue	5,270	6,017
Expenses
Interest and fees on debt obligations	2,593	3,148
Debt issuance costs	2,055	2,055
Organizational costs	2,139	2,139
General and administrative	959	1,149
Total expenses	7,746	8,491
Gains (losses) from operations and financing
Unrealized gain (loss) on real estate loan investments	—	—
Unrealized gain (loss) on debt obligations	—	—
Total gain (loss) from operations and financing, net	—	—
Net income (loss)	$(2,476)	$(2,474)
Net income (loss) per common share, basic and diluted (Note 9)	$(0.77)	$(2.23)
Weighted-average common shares outstanding, basic and diluted (Note 9)	3,195,808	1,110,362

Revenues

During the three and nine months ended September 30, 2025, revenues totaled approximately $5.3 million and $6.0 million respectively, consisting of interest income on our real estate loan investments. Other income pertained to investment income from money market interest.

Expenses

Interest and fees on debt obligations

During the three and nine months ended September 30, 2025, interest and fees on debt obligations was approximately $2.6 million and $3.1 million respectively, consisting of primarily interest expense and other minimum utilization fees on our debt obligations.

Debt issuance costs

During both the three and nine months ended September 30, 2025, the Company incurred approximately $2.1 million of debt issuance costs which pertained to up-front, commitment and other legal costs associated with the entry into our debt obligations. As the Company has elected the fair value option for debt obligations, debt issuance costs are immediately reflected in the Condensed Consolidated Statement of Operations and the costs became the Company's liability upon the initial closing of the Company's continuous, blind pool private offering that includes investors other than the Sponsors and the Advisors, which occurred on July 1, 2025 (the "Initial Retail Closing"). Certain debt issuance costs were advanced by the Company's Advisors and will be subject to reimbursement by the Company in accordance with its policy for organization, offering and certain operating expenses as disclosed in Note 2 to our condensed consolidated financial statements in this Form 10-Q

Organizational costs

During both the three and nine months ended September 30, 2025, the Company incurred approximately $2.1 million of organization costs related to legal, accounting, filing fees, and other expenses. Organization expenses were recorded in the Condensed Consolidated Statement of Operations and became the Company's liability upon the Initial Retail Closing. Organization costs advanced by the Company's Advisors and will be subject to reimbursement by the Company in accordance with its policy for organization, offering and certain operating expenses as disclosed in Note 2 to our condensed consolidated financial statements in this Form 10-Q.

General and administrative

During the three and nine months ended September 30, 2025, the Company incurred approximately $1.0 million and $1.1 million respectively, of general and administrative costs, which were related to professional and trustee fees. Certain general and administrative expenses were also advanced by the Company's Advisors and will be subject to reimbursement by the Company in accordance with its policy for organization, offering and Certain operating expenses as disclosed in Note 2 to our condensed consolidated financial statements in this Form 10-Q.

Accounting Policies

See Note 2 in the condensed consolidated financial statements included in this Form 10-Q for a discussion of accounting policies and recent accounting developments expected to impact the Company.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Code, as amended, commencing with its taxable year ending December 31, 2025. Provided that we make a timely election and qualify as a REIT, we will not be subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to shareholders in any year in which the Company fails to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

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

The BlackRock Advisor and Monticello Capital Partners, LLC, an affiliate of the Monticello Advisor (the "Monticello Investor"), have each agreed to purchase from us an aggregate amount of not less than $50 million, in the case of the BlackRock Advisor, and $3.25 million in the case of the Monticello Investor, in each case, in Class E shares of the Company, at a price per share equal to the Company’s most recently determined NAV of its Class E shares. As of September 30, 2025, the remaining capital commitment of the BlackRock Advisor was $46.75 million and the Monticello Investor has fully funded its commitment. We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

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

As of September 30, 2025, certain subsidiaries of the Company have entered into (i) a Master Repurchase Agreement and a Securities Contract (together with the related transaction documents, the “Natixis Repurchase Agreement”), with Natixis, New York Branch, and (ii) the Customers Bank Credit Agreement, in each case where such subsidiaries have pledged loans as collateral. Under the Natixis Repurchase Agreement and Customers Bank Credit Agreement the Company is permitted to borrow as much as $150 million and $160 million respectively, based on the value of the loans pledged as collateral and the maximum advance rates attributed to each loan by the lender. The Company has also entered into a revolving credit agreement (as it may be amended from time to time, the "JPM Credit Agreement") with JP Morgan Chase Bank, N.A., as lender with an aggregate borrowing capacity of $43.9 million secured by outstanding commitments of the BlackRock Advisor. As of September 30, 2025, the Company has $271.6 million in outstanding debt. See Note 4 to our condensed consolidated financial statements in this Form 10-Q.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities. The following table summarizes amounts available under these sources as of September 30, 2025 ($ in thousands):

September 30, 2025
Cash and cash equivalents	$2,883
Unutilized borrowing capacity - repurchase agreements	56,400
Available borrowings on revolving credit facility	24,075
Total liquidity and capital resources	$83,358

Cash Flows - For the nine months ended September 30, 2025

We experienced a $2.9 million net increase in cash and cash equivalents during the nine months ended September 30, 2025, reflecting cash provided by operating activities of $1.3 million, cash used in investing activities of ($359.7) million, and cash provided by financing activities of $361.3 million.

Net cash provided by operating activities of $1.3 million was driven by an increase in interest income from the origination of seven new mortgage loans and two participation interests in mortgage and mezzanine loans. Interest income was offset by an increase in interest expense primarily on the Company's increased borrowings on the Natixis Repurchase Agreement and the Customers Bank Credit Agreement.

Net cash used in investing activities of ($359.7) million was driven by origination of $333.3 million of mortgage loans and the purchase of $26.4 million of participation interests in mortgage and mezzanine loans originated by affiliates of the Monticello Advisor.

Net cash provided by financing activities of $361.3 million was driven by aggregate borrowings of $351.6 million pursuant to the Natixis Repurchase Agreement, the Customers Bank Credit Agreement and the JPM Credit Agreement, in addition to the receipt of $90.9 million in proceeds from the issuance of Class E and Class F-I common shares. The increase in proceeds was offset by $80 million in principal repayments on the Company's debt obligations, payment of $0.5 million of debt issuance costs, and $0.7 million of distributions paid to common shareholders.

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

We intend to continue to declare monthly distributions for each class of common shares then-outstanding, which will be paid in the subsequent month and will be the same gross distribution per share for each class. The net distribution may vary for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share.

The table below details the net distribution for each of our share classes for the nine months ended September 30, 2025:

Record date (1)	Class E Common Shares (2)	Class F-I Common Shares
July 31, 2025	$0.1927	$0.1927
August 31, 2025	$0.1927	$0.1927
September 30, 2025	$0.1927	$0.1927
Total	$0.5781	$0.5781

(1) The Company's first declared dividend distribution for all outstanding shares occurred on July 31, 2025.

(2) Includes distributions on Class E shares held by the Advisors and/or affiliates.

The following table summarizes our distributions declared during the nine months ended September 30, 2025 (in thousands):

Distributions	Amount	%
Payable in cash	$1,242	67%
Reinvested in shares	609	33%
Total distributions	$1,850	100%

Sources of Distributions	Amount	%
Cash flows from operating activities(1)	$1,320	71%
Offering proceeds (2)	530	29%
Total sources of distributions	$1,850	100%

(1) Cash flows from operating activities are supported by expense payments advanced from the Advisors. See Note 10 to our condensed consolidated financial statements in this Form 10-Q.

(2) Shareholders may elect to have their distributions reinvested in the Company's common shares through our distribution reinvestment plan.

Net Asset Value

The following table provides a breakdown of the major components of our NAV as of September 30, 2025 ($ in thousands):

Components of NAV	September 30, 2025
Cash and cash equivalents	2,883
Real estate loan investments, at fair value	359,719
Accrued interest receivable	2,190
Debt obligations, at fair value	(271,600)
Accrued interest payable	(640)
Accrued expenses	(478)
Distribution payable	(704)
Net asset value	$91,370
Number of outstanding shares	3,652,840

The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2025 ($ in thousands, except per share data):

NAV per share	Class E Common Shares	Class F-I Common Shares
Net asset value	$7,109	$84,261
Number of outstanding shares	283,962	3,368,877
NAV Per Share as of September 30, 2025	$25.03	$25.01

The following table reconciles shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheet in accordance with accounting principles generally accepted in the United States of America ("GAAP") to our NAV (dollars in thousands):

$ in Thousands	September 30, 2025
Common shareholder's equity and redeemable common shares	$84,564
Adjustments:
Organizational, offering and other advanced operating expenses due to affiliates (1)	6,806
Net asset value	$91,370

(1) The Advisors have agreed to advance organizational, offering, and other certain operating expenses on the Company's behalf. The Advisors will be reimbursed for such costs over a 60-month period beginning July 1, 2026, the first anniversary date of the Initial Retail Closing. Under GAAP, these expenses have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as they are repaid to the Advisors over the 60-month reimbursement period.

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

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our condensed consolidated financial statements, which will be prepared in accordance with GAAP.

To calculate our NAV for the purpose of establishing a purchase and repurchase price for our common shares, we have adopted valuation guidelines to assist in the calculation of the fair values of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of assets may differ from their actual realizable value or future fair value. While we believe these NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV may differ from GAAP. Shareholders should not consider NAV to be equivalent to shareholders’ equity or any other GAAP measure.

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

For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Advisors through the first anniversary of the Initial Retail Closing, nor (2) certain operating expenses paid by the Advisors, incurred by us during the period through the first anniversary of the Initial Retail Closing, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisors for these costs.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in the Registration Statement filed with the SEC, as amended. As of September 30, 2025, there have been no material changes from the risk factors set forth in Item 1A. Risk Factors in the Registration Statement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Trust of the Company, dated November 7, 2024 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on January 15, 2025 and incorporated by reference herein)

3.2*	Third Amended and Restated Declaration of Trust of the Company, dated as of June 30, 2025

3.3	Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

4.1	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

4.2	Share Repurchase Plan, effective June 30, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2025 and incorporated by reference herein)

10.1

Third Amended and Restated Advisory Agreement, by and between the Company and BlackRock Financial Management, Inc., dated as of October 16, 2025 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2025 and incorporated by reference herein)

10.2

Third Amended and Restated Advisory Agreement, by and between the Company and MONTICELLOAM, LLC, dated as of October 16, 2025 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 17, 2025 and incorporated by reference herein)

10.3

Amendment No. 2 to Subscription Agreement, by and between the Company and BlackRock Financial Management, Inc., dated as of October 16, 2025 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2025 and incorporated by reference herein)

10.4

Amendment No. 1 to Subscription Agreement, by and between the Company and Monticello Capital Partners, LLC, dated as of October 16, 2025 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 17, 2025 and incorporated by reference herein)

10.5*	Loan and Security Agreement, by and among BLKM IV, LLC, as borrower, CIBC Bank USA, as lender and administrative agent, and certain other lenders party thereto, October 28, 2025

10.6*	Guaranty of Non-Recourse Carve-Outs, by the Company to CIBC Bank USA, dated October 28, 2025

10.7

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

BlackRock Monticello Debt Real Estate Investment Trust

November 13, 2025	/s/ Robert P. Karnes
Date	Robert P. Karnes
President (Principal Executive Officer)

November 13, 2025	/s/ Barry W. Szarvas Jr.
Date	Barry W. Szarvas Jr.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)