Form 10-K
period 2025-12-31
BlackRock Monticello Debt Real Estate Investment Trust
filed 2026-03-26
CIK 2049595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-56720

BlackRock Monticello Debt Real Estate Investment Trust

(Exact name of Registrant as specified in its Charter)

Maryland	33-6595754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Hudson Yards New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 810-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Class S common shares of beneficial interest, par value $0.01 per share

Class T common shares of beneficial interest, par value $0.01 per share

Class D common shares of beneficial interest, par value $0.01 per share

Class I common shares of beneficial interest, par value $0.01 per share

Class F-S common shares of beneficial interest, par value $0.01 per share

Class F-D common shares of beneficial interest, par value $0.01 per share

Class F-I common shares of beneficial interest, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common shares held by non-affiliates of the registrant: There is currently no established public market for the registrant's common shares.

As of March 24 , 2026, the registrant had the following shares outstanding: 1,655,724 shares of Class F-S shares, 5,026,390 shares of Class F-I shares, and 346,880 shares of Class E shares. There are no outstanding shares of Class T common shares, Class S common shares, Class D common shares, Class I common shares, or Class F-D common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Form 10-K

Year Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

•
our future operating results;
•
our business prospects and the prospects of the assets in which we invest;
•
the impact of the investments that we make;
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
•
actual and potential conflicts of interest with the Advisors (as defined below) or any of their affiliates;
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

In addition, words such as “may,” “will,” “should,” “target,” “project,” “estimate,” “continue,” “anticipate,” “believe,” “expect” or “intend” or the negatives thereof or other variations thereon or comparable terminology indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:

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
•
our portfolio’s concentration in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography;

•
limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to qualify as and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
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
•
the purchase and repurchase prices for our common shares are generally based on our prior month’s net asset value and are not based on any public trading market; and
•
future changes in laws or regulations and conditions in our operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

SUMMARY RISK FACTORS

The following is only a summary of the principal risks that may adversely affect our business, financial condition and results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Item 1A. Risk Factors.”

Some of the more significant risks relating to our business, our private offering and investment in our common shares include:

Risks Related to Our Private Offering and Our Organizational Structure

•
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
•
We are dependent on the Advisors and their affiliates, and their key personnel who provide services to us through the Advisory Agreements (as defined below), and we may not find a suitable replacement for the Advisors if the Advisory Agreements are terminated, or for these key personnel if they leave BlackRock (as defined below) or Monticello (as defined below) or otherwise become unavailable to us.
•
The Advisors manage our portfolio pursuant to very broad investment guidelines and generally are not required to seek the approval of our board of trustees for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and, in turn, may materially adversely affect our results of operations and financial condition.
•
There is no public trading market for our common shares; therefore, your ability to dispose of your common shares will likely be limited to repurchase by us. If you do sell your common shares to us, you may receive less than the price you paid.
•
Your ability to have your common shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer common shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the amount of common shares we may repurchase is subject to caps. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest.
•
We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering net proceeds and the sale of or repayments under our investments, and we have no limits on the amounts we may fund from such sources.
•
Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.
•
Our shareholders generally have limited voting rights.
•
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

Risks Related to Our Investments

•
Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally.
•
The lack of liquidity in our investments may adversely affect our business.
•
Prepayment rates may adversely affect the value of our investment portfolio.
•
The mortgage loans in which we may invest and the mortgage loans underlying the mortgage securities in which we may invest are subject to delinquency, foreclosure and loss, which could result in losses to us.
•
Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.

•
If the Advisors overestimate the yields or incorrectly prices the risks of our investments, we may experience losses.
•
Real estate valuation is inherently subjective and uncertain.
•
Difficult conditions in the mortgage and real estate markets may cause us to experience market losses related to our holdings.
•
Our investments are concentrated and are subject to risk of default.
•
We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and/or acquire desirable investments in our target assets and could also affect the pricing of these assets.
•
The subordinate participation interests that we originate or acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.
•
Mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.
•
Commercial mortgage backed securities ("CMBS") in which we may invest is subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
•
We may sponsor, and purchase the more junior securities of, CLOs (as defined below), CMBS and other asset-backed securities and such instruments involve significant risks, including that these securities receive distributions from such securities if they generate enough income to first pay all the investors holding senior tranches and expenses.

Risks Related to Debt Financing

•
We may incur significant leverage.
•
We use repurchase agreements to finance our investments, which may expose us to risks that could result in losses, including due to cross-defaults and cross-collateralization under warehouse repurchase and credit facilities.
•
Changes in interest rates may affect our cost of capital and net investment income.
•
We may not be able to access financing sources on attractive terms which could adversely affect our ability to execute our business plan.

Risks Related to our Relationship with the Advisors and the Dealer Manager

•
We depend on the Advisors to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisors could have a material adverse effect on our business and ability to achieve our investment objectives.
•
We do not own the “BlackRock” or “Monticello” names, but we may use them as part of our corporate name pursuant to the trademark license agreements. Use of the names by other parties or the termination of our trademark license agreement may harm our business.

Risks Related to Conflicts of Interest

•
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
•
The Advisors face conflicts of interest because the fees they receive for services performed are based in part on our NAV (as defined below), which the Advisors are ultimately responsible for reviewing and approving.
•
The management fee, performance fee and origination fees may not create proper incentives or may induce the Advisors and their affiliates to make certain investments, including speculative investments that increase the risk of our portfolio.

•
BlackRock and Monticello are subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to their multiple business lines, which may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.

Risks Related to our REIT Status and Certain Other Tax Items

•
Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.
•
Qualifying as a REIT involves highly technical and complex provisions of the Code (as defined below).
•
Our board of trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.
•
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.
•
Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities or financing or hedging strategies.

PART I

Item 1. Business.

The following description of our business should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10‑K for the year ended December 31, 2025. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10‑K.

References in this Annual Report on Form 10‑K to “we,” “our,” “us,” the “Company” or the “Trust” refer to BlackRock Monticello Debt Real Estate Investment Trust and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

We are a Maryland statutory trust formed on November 7, 2024, and we intend to elect to be taxed as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2025. We are externally co-managed by (i) BlackRock Financial Management, Inc. (the “BlackRock Advisor”), an affiliate of BlackRock, Inc. (collectively with its affiliates, as the context requires, “BlackRock”), which is the world’s largest publicly traded investment management firm, with $14.04 trillion of assets under management, as of December 31, 2025, and (ii) MONTICELLOAM, LLC (in its capacity as investment adviser to the Company, the “Monticello Advisor” and, together with the BlackRock Advisor, the “Advisors”), which is a specialized multifamily and seniors housing lending platform.

Our primary investment strategy is to originate, acquire, finance, manage and dispose of a portfolio consisting primarily of real estate debt investments, including senior mortgage loans, subordinated debt and other similar investments (the “Loan Portfolio”). Our real estate loans are generally secured by properties located in the United States and include, without limitation, seniors housing, multifamily and other commercial real estate assets.

To a lesser extent, we expect to invest in publicly traded real estate-related debt or securities, private real estate-related debt, and other securities, including collateralized loan obligations (“CLOs”) and/or cash and cash equivalent investments (collectively, “Liquid Investments Portfolio”).

The Monticello Advisor serves as our investment manager with respect to the Loan Portfolio and the BlackRock Advisor serves as our investment manager with respect to the Liquid Investments Portfolio.

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As of March 26, 2026, we had received gross proceeds of $167.9 million ($167.4 million, net of commissions), from the sale of our common shares through our private offering. We have primarily used the net proceeds to make investments in Loan Portfolio. We intend to continue selling our common shares on a monthly basis through our continuous, blind pool private offering.

As of December 31, 2025, we operated as one reportable business segment.

Our Advisors

We are externally managed by our Advisors. Pursuant to the investment advisory agreement between the Company and the BlackRock Advisor (the “BlackRock Advisory Agreement”) and the investment advisory agreement between the Company and the Monticello Advisor (the “Monticello Advisory Agreement” and, together with the BlackRock Advisory Agreement, the “Advisory Agreements”), our board of trustees has delegated, with respect to the Loan Portfolio, to the Monticello Advisor, and, with respect to the Liquid Investments Portfolio, to the BlackRock Advisor, in each case, the authority to source, evaluate and monitor such investment opportunities and make decisions related to the origination, acquisition, management, financing and disposition of such assets, in accordance with our investment objectives, guidelines, policies and limitations. Subject to our investment guidelines, as approved from time to time by our board of trustees, the Monticello Advisor will have the ultimate authority for investments that comprise the Loan Portfolio and the BlackRock Advisor will have the ultimate authority for investments that comprise the Liquid Investments Portfolio. Our board of trustees will at all times have oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. We believe that each Advisor currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the applicable Advisory Agreement.

Investment Objectives

Our investment objectives are to invest primarily in assets that will enable us to:

•
provide shareholders with current income in the form of regular, stable cash distributions in order to achieve an attractive distribution yield;
•
preserve and protect shareholders' invested capital by focusing on high quality real estate assets that typically have current cash-flow and/or limited business plan risk;
•
reduce downside risk through conservative loan-to-value ratios ("LTV") against high quality real estate assets with meaningful borrower equity or implied equity; and
•
provide an investment alternative for shareholders seeking to allocate a portion of their investment portfolios to real estate debt with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

We cannot assure you that we will achieve our investment objectives. See “Item 1A. Risk Factors.”

Investment Strategy

Our primary investment strategy is to originate, acquire, finance, manage and dispose of a portfolio consisting primarily of real estate debt investments, including senior mortgage loans, subordinated debt and other similar investments. Our real estate loans are generally secured by properties located in the United States and include, without limitation, seniors housing, multifamily and other commercial real estate assets.

To a lesser extent, we expect to invest in publicly traded real estate-related debt or securities, private real estate-related debt, and other securities, including CLOs and/or cash and cash equivalent investments.

We believe our real estate-related debt and equity securities will help maintain liquidity to satisfy any share repurchases we choose to make in any particular calendar quarter and manage cash before investing subscription proceeds into investments while also seeking attractive current income.

Our structure as a perpetual-life REIT allows us to originate, acquire, finance and manage our investment portfolio in an active and flexible manner. We believe the structure is advantageous to shareholders, as we are not limited by a pre-determined operational period and the need to liquidate assets, potentially in an unfavorable market, to satisfy a liquidity event at the end of that period.

The allocation of our capital among our target assets within the Loan Portfolio and the Liquid Investments Portfolio will depend on the expected capital needs of the REIT to satisfy withdrawals and distribution requirements, as well as prevailing market conditions at the time we invest and may change over time in response to prevailing market conditions, including with respect to interest rates and general economic and credit market conditions. At all times, we intend to make investments in such a manner consistent with qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and maintaining our exclusion from registration under the Investment Company Act.

Loan Portfolio

We primarily target real estate loan investments and other assets with profiles that the Monticello Advisor believes demonstrates a low to moderate risk profile. Loans will typically be senior secured floating rate real estate debt investments secured by high quality properties that typically generate current cash flow. The loan investments will include senior loans characterized by modest leverage or subordinate debt investments.

Our target assets for the Loan Portfolio include, but are not limited to, the following types of real estate debt investments: mortgage loans; other subordinated interests and mezzanine loans.

As of December 31, 2025, our Loan Portfolio consisted of 22 first mortgage loans with aggregate fair value of $547,520,000 and 3 mezzanine loans with aggregate fair value of $14,445,000. The following charts further describe the diversification of our investments in real estate debt by property type and geographic region, based on fair value as of December 31, 2025:

Property Type & Region

Calculations (Key Stats, Portfolio Characteristics, and Pie Charts): Percentages and other statistics presented are calculated based on invested capital for all investments of the Company. Property type refers to the type of property securing the real estate loan. There is no guarantee that similar allocations or investments will be available in the future.

Liquid Investments Portfolio

Our target assets for the Liquid Investments Portfolio will include, but not be limited to, the following types of investments, other securities and cash and cash equivalent investments, to the extent consistent with qualification as a REIT: commercial mortgage-backed securities; mortgage-backed securities; mortgage pass-through securities; residential mortgaged-backed securities (agency and non-agency); collateralized mortgage obligations; stripped MBS; collateralized loan obligations; and short-term debt securities. As of December 31, 2025, we had no investments within our Liquid Investments Portfolio.

Other Investments

In connection with the components of our investment strategy, we may, from time to time, invest in other investments, which may include, among other things, other real debt and real estate-related debt investments, such as loans to REITs and real estate operating companies (“REOCs”) and corporate bonds of REITs and REOCs; loans to providers of real estate net lease financing; other real estate-related financial assets and investments, including preferred stock and convertible debt securities of REITs and REOCs, credit default swaps and other derivative securities; collateralized debt obligations; real property investments; and non-real estate-related debt investments. Such other investments will be considered as part of either the Loan Portfolio or the Liquid Investments Portfolio, subject to the approval of the BlackRock Advisor or the Monticello Advisor, as applicable. In addition, we may enter into derivatives transactions including options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for hedging purposes. We expect the use of derivative investments to make up an insignificant portion of our aggregate investments.

Investment Committee

The Advisors have formed an investment committee (the “Investment Committee”), which is made up of five voting members, three of which are designated by the BlackRock Advisor and the remaining two are designated by the Monticello Advisor. Each Advisor may also delegate additional non-voting members to the Investment Committee.

Among other responsibilities, the Investment Committee generally determines the percentage (which may be a range) of our net asset value (“NAV”) that should be invested in the Loan Portfolio and the Liquid Investments Portfolio; provided, that, after the end of the period in which we have raised substantial proceeds in our private offering and acquired a diversified portfolio of investments (the “Ramp-Up Period”), it may not determine that more than 35% of our NAV should be invested in the Liquid Investments Portfolio without the approval of at least four (4) members of the Investment Committee (“Supermajority Approval”). In addition, the Investment Committee will also periodically review our performance, liquidity and fundraising efforts and review the work of the Advisors in managing our investments and determining whether the Advisors are acting in a manner that is consistent with our investment guidelines.

Except as set forth above with respect to the matter requiring Supermajority Approval, the Investment Committee will determine all matters before it, including, without limitation, the following matters, by majority vote:

•
Making recommendations to our board of trustees to (i) approve certain investments that are outside our investment guidelines, (ii) make changes to our investment guidelines, including changes regarding our hedging strategy and/or target securities/lending activity and (iii) approve any merger, liquidation or other extraordinary transaction; and
•
Subject to our board of trustees’ authority, overseeing the administration of our share repurchase plan and our continuous private offering;
•
Making recommendations to our board of trustees to approve changes to our leverage strategy; and
•
Approving, subject to any additional requirements in our Third Amended and Restated Declaration of Trust (as the same may be amended or restated from time to time, the “Declaration of Trust”) and Bylaws, purchases and sales of investments, loan participations or other securities of the Company sourced by MONTICELLOAM, LLC (collectively with its affiliates, as the context requires, “Monticello” and Monticello, together with BlackRock, the “Sponsors”) or its affiliates to an Other Monticello Account (as defined below).

Borrowing Policies

We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader, more diverse portfolio of investments.

After the Ramp-Up Period, we intend to target a leverage ratio of approximately 60% to 80%. Our leverage ratio is measured by dividing (i) the aggregate principal amount of our outstanding indebtedness (including both entity-level and investment-level debt), by (ii) the gross asset value of our investments (measured using the greater of fair value and cost). For purposes of calculating our leverage, we exclude any (i) senior portions of investments that are sold to, or held by, third-party lenders to achieve structural leverage, where we retain a second lien, mezzanine or other subordinate investment that is unencumbered and not otherwise pledged as collateral for borrowed money, (ii) short-term indebtedness of the Company or its subsidiaries (that generally has a maturity of or that is intended to be repaid within 180 days or less) and (iii) any subscription or other financing facilities that are secured by commitments by investors to purchase our common shares.

During the Ramp-Up Period and/or times of increased investment and capital market activity, we may employ greater leverage to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured investment-level or entity-level debt. We may in the future procure financing from the Advisors or their affiliates; provided, that any such financing will be approved by a majority our trustees, including a majority of our independent trustees, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. We may decide to reserve borrowing capacity under any future lines of credit to be used to fund repurchases of our common shares in the event that repurchase requests exceed our operating cash flows and net proceeds from our continuous private offering, to fund debt investments or for any other corporate purpose.

Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of our common shares generally will cause our leverage as a percentage of our net assets to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of our common shares generally will cause our leverage as a percentage of our net assets to increase, at least temporarily. Our leverage as a percentage of our net assets will also increase or decrease with decreases or increases, respectively, in the NAV of our portfolio. For example, if we borrow under a long-term line of credit to fund repurchases of our common shares or for other purposes, our leverage may increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous private offering or sell some of our assets to repay outstanding indebtedness.

There is, however, no limit on the amount we may borrow with respect to any individual investment or, subject to our board of trustees’ oversight, on a portfolio-wide basis. During the Ramp-Up Period, our leverage ratio may exceed our target. We may also exceed our target leverage ratio at other times, particularly during a market downturn or in connection with a large acquisition. Our board of trustees will periodically review our aggregate borrowings. In connection with such review, our board of trustees may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our investments, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors.

Governmental Regulations

Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.

In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage, and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.

Competition

We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, Other Accounts (as defined below) with investment strategies that overlap with ours may be allocated investment opportunities, which the Advisors and their respective affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with BlackRock and Monticello’s prevailing policies and procedures.

In the face of this competition, we have access to the Advisors’ professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

“Other BlackRock Accounts” means any investment funds, REITs, vehicles, separately managed accounts, products or other similar arrangements sponsored, advised or managed by BlackRock or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, overflow funds, co-investment vehicles and other entities formed in connection with BlackRock side-by-side or additional general partner investments with respect thereto).

“Other Monticello Accounts” means any investment funds, REITs, vehicles, separately managed accounts, products or other similar arrangements sponsored, advised or managed by Monticello or its affiliates, including entities set up for the benefit of affiliates of the Monticello Advisor and its related persons, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, overflow funds, co-investment vehicles and other entities formed in connection with Monticello side-by-side or additional general partner investments with respect thereto).

Other BlackRock Accounts and Other Monticello Accounts are collectively referred to as “Other Accounts.”

Human Capital

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Advisors or their affiliates pursuant to the terms of the Advisory Agreements and our Declaration of Trust. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with our Advisors, including the Advisors and their affiliates. See “Item 1A. Risk Factors—Risks Related to Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Taxation of the Company

The Company intends to elect to be taxed as a REIT under the Code, for federal income tax purposes, commencing with its taxable year ended December 31, 2025. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its shareholders. If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”), and (3) certain state or local income taxes. The Company's tax returns for three years from the date filed are subject to examination.

The Company has formed a wholly-owned subsidiary to function as a TRS and has filed a TRS election, together with such subsidiary, with the Internal Revenue Service (the “IRS”) during the year ended December 31, 2025. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. TRSs are subject to taxation at the federal, state, local and foreign levels, as applicable, at the regular corporate tax rates. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Company believes all or some portion of the deferred tax asset may not be realized.

See “Item 1A. Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

Available Information

Shareholders may obtain copies of our filings with the U.S. Securities and Exchange Commission (the “SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.bmdebtreit.com.

We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for information about our Company. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings.

Item 1A. Risk Factors.

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10‑K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current shareholders or potential investors in our common shares, as applicable.

Risks Related to Our Private Offering and Our Organizational Structure

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We are a newly formed entity with a limited operating history and we may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Advisors or their affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our common shares may entail more risk than an investment in a REIT with a substantial operating history.

Additionally, the BlackRock Advisor and the Monticello Advisor will need to act together with respect to key governance, investment management, accounting, operational, reporting, compliance and tax matters in respect of the Company. The Advisors have no history of acting in co-advisory capacities together with respect to a REIT or other investment vehicle. There are inherent risks associated with having multiple investment advisors, each of which may have an adverse impact on the Company, including, for example: (i) diverging investment philosophies or strategies, (ii) miscommunications between advisors or delayed coordination, (iii) conflicts in portfolio construction, (iv) disagreements on responses to evolving market conditions and (v) a potential overlap or inefficiency of resources being dedicated to the Company. Any of the foregoing could adversely affect the Company, including as a result of increased expenses, over- or under-concentration of the Company’s investments and an inability to act in respect of investment opportunities or changing market conditions.

There are no assurances that our private offering will raise substantial capital, which may materially adversely affect our ability to achieve our investment objectives.

Our private offering is being made on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our common shares and has no firm commitment or obligation to purchase any of our common shares. As a result, the amount of net proceeds we raise in our private offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. In addition, we may determine to use the net proceeds of our private offering to repurchase shares from the certain unaffiliated investors who purchased an aggregate amount of $55 million of Class F-I common shares of the Company pursuant to subscription agreements entered into on July 1, 2025 (the “Anchor Investors”), rather than using such net proceeds to make new investments. If we are unable to raise substantial funds in our private offering or if we determine to use initial net proceeds to repurchase shares from the Anchor Investors, we will make fewer investments, resulting in less breadth in terms of the type, number and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is also a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to shareholders.

We are dependent on the Advisors and their affiliates, and their key personnel who provide services to us through the Advisory Agreements, and we may not find a suitable replacement for the Advisors if the Advisory Agreements are terminated, or for these key personnel if they leave BlackRock or Monticello or otherwise become unavailable to us.

We have no employees and are completely reliant on the Advisors. The Advisors have significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Advisors. The officers and key personnel of the Advisors evaluate, negotiate, originate and monitor our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of the Advisors could have a material adverse effect on our performance.

The Advisors are not obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the officers of the Advisors are obligated to dedicate any specific portion of their time to our business. Some of our officers have significant responsibilities for Other Accounts and/or the Advisors and their affiliates that may not be specific to an Other Account. Although these individuals will be able to allocate an adequate amount of their time to the management of our business, they may not always be able to devote significant time to the management of our business. Further, when there are turbulent conditions or distress in the real estate credit markets or more generally the real estate market, the attention of the Advisors’ personnel and our executive officers and the resources of BlackRock and Monticello will also be required by Other Accounts. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.

In addition, we offer no assurance that the BlackRock Advisor and/or the Monticello Advisor will remain the Advisors or that we will continue to have access to BlackRock and/or Monticello’s officers and key personnel. Under the terms of the Advisory Agreements, each of the Advisors may terminate the applicable Advisory Agreement (i) immediately for “cause” or upon a change of control of the Company (each as defined in the Advisory Agreements) and (ii) upon 180 days written notice to the Company prior to the expiration of the initial two-year term (or any subsequent renewal term), provided that the applicable Advisor may provide in its notice that such termination (as a result of such non-renewal) will only be effective if the other Advisory Agreement is terminated by the Company pursuant to its terms, in which case, both Advisory Agreements will terminate on the same day. If either of the Advisory Agreements is terminated and no suitable replacement is found, we may not be able to execute our business plan. The Advisors have agreed that, in the event an Advisory Agreement terminates at the end of a two year term as a result of the Company giving notice that it will not renew such Advisory Agreement at the end of such term, the other Advisor will voluntarily resign its position as Advisor effective as of the termination of the other Advisor’s Advisory Agreement.

Finally, there is no guarantee (i) that the Advisors will succeed in implementing our investment objectives or strategy or in identifying investments that are in accordance with our investment philosophy or (ii) that historical trends of prior programs sponsored by BlackRock and Monticello will continue during the life of our operations.

The Advisors manage our portfolio pursuant to very broad investment guidelines and generally are not required to seek the approval of our board of trustees for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and, in turn, may materially adversely affect our results of operations and financial condition.

Our board of trustees has approved very broad investment guidelines that delegate to the Advisors the authority to execute and implement our investment strategy on our behalf, so long as such investments are consistent with the investment guidelines and our Declaration of Trust. The Advisors will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our Declaration of Trust. There can be no assurance that the Advisors will be successful in implementing any particular strategy or discretionary approach to our investment activities. Our board of trustees review our investment guidelines and investment portfolio periodically. The prior approval of our board of trustees or a committee of independent trustees will be required only as set forth in our Declaration of Trust (including for transactions with the Advisors and their affiliates) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our trustees rely primarily on information provided to them by the Advisors. Furthermore, transactions entered into on our behalf by the Advisors may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of trustees.

We may make changes to our business, investment, leverage and financing strategies without shareholder approval.

Our board of trustees has approved very broad investment guidelines with which we must comply, but these investment guidelines provide the Advisors with broad discretion and can be changed by the approval of a majority of our board of trustees. As the market evolves, we may, with the approval of a majority of our board of trustees, change our business, investment and financing strategies without a vote of, or notice to, our shareholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this filing. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we use leverage at times and in amounts deemed prudent by our management in its discretion, subject to the oversight of our board of trustees, and the decision of what amount of leverage is prudent is not subject to shareholder approval. Changes to our strategies with regards to the foregoing could materially and adversely affect our financial condition and results of operations.

There is no public trading market for our common shares; therefore, your ability to dispose of your common shares will likely be limited to repurchase by us. If you do sell your common shares to us, you may receive less than the price you paid.

There is no current public trading market for our common shares, and we do not expect that such a market will ever develop in the future. Therefore, the repurchase of common shares by us will likely be the only way for you to dispose of your common shares. We will repurchase common shares at a price equal to the transaction price of the class of common shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your common shares. Subject to limited exceptions, common shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your common shares when you sell them to us pursuant to our share repurchase plan. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Plan.”

Our common shares purchased in our private offering will be subject to certain transfer restrictions.

An investment in our common shares in our private offering is suitable only for certain sophisticated investors who have no immediate need for liquidity in the investment. Our common shares purchased in our private offering are subject to certain transfer restrictions. In particular, our common shares offered in our private offering have not been registered under the Securities Act, the securities laws of any U.S. state or the securities laws of any other jurisdiction and instead are being offered and sold in reliance on exemptions from the registration requirements of the Securities Act and state and other securities laws. Accordingly, other than pursuant to our share repurchase plan, common shares purchased pursuant to our private offering may not be resold or transferred except as permitted under the Securities Act and applicable state and other securities laws pursuant to registration or an exemption therefrom. It is not contemplated that registration under the Securities Act or other securities laws will ever be effected with respect to our common shares sold pursuant to our private offering. Therefore, holders of our shares must be prepared to bear the risks of owning such shares for an extended period of time.

Your ability to have your common shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer common shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the amount of common shares we may repurchase is subject to caps. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest.

We may choose to repurchase fewer common shares than have been requested in any particular calendar quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer common shares than have been requested to be repurchased due to, among other reasons, in the discretion of our board of trustees, lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in additional assets is a better use of our capital than repurchasing our common shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased common shares) is limited, in any calendar quarter, to common shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month). Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if in its discretion it deems such action to be in our best interest. Our board of trustees cannot terminate our share repurchase plan absent a liquidity event that results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If we do not repurchase the full amount of all common shares requested to be repurchased in any given calendar quarter, funds will be allocated pro rata based on the total number of common shares being repurchased and without regard to class. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.

The substantial majority of our assets consists of investments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, as determined by our board of trustees, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in the Loan Portfolio or other illiquid investments rather than repurchasing our common shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer common shares than have been requested to be repurchased, or none at all. As a result, your ability to have your common shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Plan.”

Economic events may have an adverse effect on our investments and may cause our shareholders to request that we repurchase their common shares, which may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate markets (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of geopolitical events, tariffs and military conflicts, such as the continuing war in Ukraine, the recent operations by the United States in Venezuela, the war in Iran and the broader conflict and escalating tensions in the Middle East), trade barriers and/or conflicts, availability of credit, national and international circumstances and inflation, could have an adverse effect on our investments and cause our shareholders to seek repurchase of their common shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. These events could impair our profitability or result in losses to us. Terrorist attacks, political and military instability, and the military operations of the United States and its allies (such as the recent operations in Venezuela) could have significant adverse effects on the global economy and/or stability. Furthermore, epidemics that spread quickly have the potential to significantly affect the global economy, if not contained. The potential impact on the Company or the likelihood of such events cannot be predicted by the Advisors. If the Advisors fail to react appropriately to difficult market, economic and geopolitical conditions, we could incur material losses.

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the private investment fund industry in general. Certain legislation proposing greater regulation of the industry periodically is considered by various jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Company, the Advisors or sponsors, the markets in which they trade and invest, or the counterparties with which they do business, may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Company.

Unpredictable or unstable market conditions may result in reduced opportunities to find suitable investments to deploy capital or make it more difficult to exit and realize value from the Company’s investments. It is important to understand that the Company can incur material losses even if it reacts quickly to difficult market conditions and there can be no assurance that the Company will not suffer material adverse effects from broad and rapid changes in market conditions.

Even if we decide to satisfy repurchase requests from shareholders in respect of an economic event, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio, could be materially adversely affected.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous private offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, we may have difficulty identifying, originating and/or purchasing suitable real estate debt investments and other investments on attractive terms, and there could be a delay between the time we receive net proceeds from the sale of our common shares and the time we invest such net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in targeted leverage may at times be significant, particularly at times when we are receiving high amounts of offering net proceeds, during the Ramp-Up Period and/or times when there are few attractive investment opportunities. Such cash may be held in an account that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees payable to the Advisors.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods, which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for a shareholder’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may materially adversely affect overall returns. In the event we fail to timely invest the net proceeds from sales of our common shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be materially adversely affected.

The amount and source of distributions, if any, we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be materially adversely affected by a number of factors, including, but not limited to, the risk factors described in the Annual Report on Form 10-K. Our investments may not generate sufficient income to make distributions to our shareholders. Our board of trustees (or a committee of our board of trustees) will make determinations regarding distributions based upon, among other factors, our financial performance (which in a large part will depend on our borrowers’ ability to continue to pay principal and interest payments to us under the terms of our loans), debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:

•
the limited size of our portfolio during the Ramp-Up Period;
•
our inability to invest the net proceeds from sales of our common shares on a timely basis in income- producing investments;
•
our inability to realize attractive risk-adjusted returns on our investments;
•
high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•
defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of any distributions, if any, we do make to our shareholders is unknown and may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering net proceeds and the sale of or repayments under our investments, and we have no limits on the amounts we may fund from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to shareholders, particularly during the Ramp-Up Period. Therefore, particularly during the Ramp-Up Period, we may fund distributions to our shareholders from sources other than cash flow from operations, including, without limitation, borrowings, offering net proceeds (including from sales of our common shares to BlackRock, Monticello or their respective affiliates) and the sale of or repayments under our investments. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including, but not limited to, the level of participation in our distribution reinvestment plan, the extent to which the Advisors elect to receive its management fee or performance fee in our common shares (in lieu of cash), how quickly we invest the proceeds from our continuous private offering and any future offering and the performance of our Loan Portfolio and other assets. Funding distributions from borrowings, offering net proceeds (including from sales of our common shares to BlackRock, Monticello or their respective affiliates) and the sale of or repayments under our investments will result in us having less funds available to originate or acquire real estate debt investments or other assets. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional common shares (or other securities convertible into our common shares) will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your common shares. We may be required to continue to fund distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs (including interest) and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and materially adversely impact the value of your investment.

We may also defer operating expenses or pay expenses (including management fees or performance fees payable to the Advisors) with our common shares to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could materially adversely affect our operations and reduce the future return on your investment. We may repurchase common shares from the Advisors shortly after issuing such common shares as compensation or reimbursement for certain expenses. The payment of expenses in our common shares will dilute your ownership interest in us. There is no guarantee any of our operating expenses will be deferred and the Advisors are under no obligation to receive fees or distributions in our common shares and may elect to receive such amounts in cash.

Payments to the Advisors in the form of common shares, which the Advisors may elect to receive in lieu of cash in respect of management fees or performance fees or certain expense reimbursements, will dilute future cash available for distribution to our shareholders.

The Advisors may elect to receive our common shares in lieu of cash in respect of management fees or performance fees or certain expense reimbursements. The number of common shares issued to the Advisors may be significant, particularly during periods in which the value of our investment portfolio appreciates, resulting in higher management fees and performance fees. Repurchases of our common shares paid to the Advisors as a management fee or performance fee or expense reimbursements are not subject to our share repurchase plan, including the quarterly volume limitation and the Early Repurchase Deduction, and, therefore, any such repurchases may receive priority over other repurchase requests of our common shares subject to our share repurchase plan for any period.

Purchases and repurchases of our common shares will not be made based on the current NAV per share as of the date of the purchase or repurchase.

Generally, our offering price per common share and the price at which we make repurchases of our common shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our common shares; however, the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may, in our sole discretion, but are not obligated to, offer and repurchase common shares at a different price that we believe reflects the NAV per share more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.

Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.

Newly originated or acquired loan investments will generally initially be valued at par in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment comprising the Loan Portfolio is closed, the fair value of such investment will be determined by the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor. In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) and such REO properties will initially be valued at fair value based on an appraisal performed by an independent third-party appraisal firm we expect to receive prior to or upon acquisition, less any estimated closing costs. Thereafter, the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor, will update the valuations of our REO properties as of the end of each month. Within the Liquid Investments Portfolio, investments will be valued by the Advisors (and, in certain cases, subject to review by the Valuation Committee) based on market quotations or at fair value determined in accordance with our valuation guidelines, in certain cases as provided to the Advisors by third-party valuation agents previously approved by the Valuation Committee. We will also report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our investments in the Loan Portfolio and the Liquid Investments Portfolio will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisors and the Independent Valuation Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the estimated fair value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between the estimated fair value and the ultimate sales price could be material. In addition, accurate valuations are more difficult with respect to illiquid assets and/or during times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation analysis. However, there will be no retroactive adjustment in the valuation of such assets, the offering price of our common shares, the price we paid to repurchase our common shares, the number of Class E shares received by the Advisors as payment of the management fee or performance fee or in respect of certain expense reimbursements or NAV-based fees we paid to the Advisors and the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for our common shares in our private offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share may change materially if the values of our investments materially change, if the actual operating results for a particular month differ from what we originally budgeted for that month or if there are fluctuations in interest rates.

Our investments are valued on a monthly basis in accordance with our valuation guidelines. As such, when these new valuations are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common shares. These changes in an investment’s value may be as a result of investment-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a monthly basis based on our budgets, projections and analyses. As soon as practicable after the end of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. In addition, because we are focused on senior floating-rate mortgage loans, interest rate fluctuations may also cause a sudden increase or decrease in our NAV per share. We do not retroactively adjust the NAV per share of each class.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or to obtain quickly complete information regarding such events. The NAV per share of each class of our common shares may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share of each class, as determined monthly, after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in a subsequent month and in accordance with our valuation guidelines. The resulting potential disparity in our NAV may inure to the benefit of shareholders whose common shares are repurchased or new shareholders, depending on whether our published NAV per share for such class is overstated or understated.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods for calculating our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase our common shares and to calculate certain fees and distributions payable to the Advisors and the Dealer Manager, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, may not be prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our common shares and the amount of the Advisors’ management fee. The Advisors have implemented certain policies and procedures to address material errors in NAV calculations. If such errors were to occur, the Advisors, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our common shares were sold or repurchased or on the amount of the Advisors’ management fee, may determine in their sole discretion, and where deemed material, to take certain corrective actions in response to such errors, including, subject to the Advisors’ policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Net Asset Value Calculation and Valuation Guidelines.”

Our shareholders generally have limited voting rights.

As permitted by Maryland law, our Declaration of Trust provides limited voting rights to our shareholders. Under our Declaration of Trust, subject to certain exceptions and as may be otherwise specified in the terms of any class or series of shares, shareholders generally are only entitled to vote at a duly held meeting at which a quorum is present on (1) amendments to our Declaration of Trust that would, viewed as a whole, materially and adversely affect the contract rights of outstanding shares subject to certain exceptions provided in our Declaration of Trust, (2) a merger, consolidation, conversion (other than a Conversion Event), or transfer of all or substantially all of our assets as provided in our Declaration of Trust, (3) removal of a trustee for cause and the election of a successor trustee to the extent provided in our Declaration of Trust, (4) the dissolution of the Company as set forth in our Declaration of Trust, (5) in the event that there are no trustees, the election of trustees and (6) such other matters that our board of trustees has submitted to our shareholders for approval or ratification.

The affirmative vote of a plurality of the votes cast in the election of a trustee is generally required to elect any trustee, and the affirmative vote of a majority of the votes cast at a meeting of shareholders duly called and at which a quorum is present is generally sufficient to approve any other matter that may properly come before the shareholders at such meeting (other than (a) the removal of a trustee, which requires the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast on the matter and (b) with respect to (i) certain amendments to the Declaration of Trust and (ii) a merger, consolidation, conversion (other than a Conversion Event), or transfer of all or substantially all of our assets as provided in our Declaration of Trust, each of which requires the affirmative vote of shareholders entitled to cast a majority of all votes entitled to be cast on the matter).

All other matters are subject to the discretion of our board of trustees. Thus, except as set forth above or in any class or series of our shares and subject to the restrictions on transfer and ownership of our shares contained in our Declaration of Trust, holders of common shares do not have the right to vote on any matter.

Our Declaration of Trust does not provide for the annual election of trustees by our shareholders, and contains provisions that could make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.

Our Declaration of Trust provides that shareholders are only entitled to elect trustees upon the removal of a trustee by shareholders (unless the trustee so removed was designated by BlackRock or Monticello pursuant to the Declaration of Trust) or in the event there are no trustees. A trustee may be removed by our shareholders only for “cause” (as defined in our Declaration of Trust), and then only upon the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast on the matter in accordance with our Declaration of Trust.

Our Declaration of Trust provides that any vacancy on our board of trustees (other than vacancies resulting from shareholder removal of a trustee for cause or vacancies among the independent trustees) may be filled only by a vote of a majority of the remaining trustees. Independent trustee vacancies shall be filled by a majority of the remaining independent trustees, except where an independent trustee is removed for cause by the shareholders. For so long as (i) BlackRock or its affiliate acts as investment advisor to us, BlackRock has the right to designate one (1) trustee for election to our board of trustees and (ii) Monticello or its affiliate acts as investment advisor to us, Monticello has the right to designate one (1) trustee for election to our board of trustees. Our board of trustees must also consult with BlackRock and Monticello in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal of a trustee for cause by shareholders in accordance with our Declaration of Trust). If the vacancy resulting from shareholder removal of a trustee for cause was a trustee designated by BlackRock or Monticello, BlackRock or Monticello, as applicable, has the exclusive right to designate a successor trustee for election to our board of trustees.

These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in our control.

Our Declaration of Trust permits our board of trustees to authorize us to issue preferred shares on terms that may be senior to the rights of the holders of our current common shares or discourage a third party from acquiring us.

Our board of trustees is permitted, subject to certain restrictions set forth in our Declaration of Trust, to authorize the issuance of preferred shares without shareholder approval. Further, our board of trustees may classify or reclassify any unissued common shares or preferred shares from time to time into one or more classes or series by setting or changing the number, par value, designations, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any new class or series of common shares or preferred shares. Thus, our board of trustees could authorize us to issue preferred shares with terms and conditions that could be senior to the rights of the holders of our common shares or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common shares.

Your interest in us will be diluted if we issue additional shares.

Holders of our common shares will not have preemptive rights to any shares we issue in the future. Under our Declaration of Trust, we have authority to issue an unlimited number of common shares, including unlimited common shares classified as Class D shares, unlimited common shares classified as Class E shares, unlimited common shares classified as Class F-D shares, unlimited common shares classified as Class F-I shares, unlimited common shares classified as Class F-S shares, unlimited common shares classified as Class I shares, unlimited common shares classified as Class S shares, and unlimited common shares classified as Class T shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share (the “preferred shares”). After you purchase our common shares in our private offering, our board of trustees may elect, without shareholder approval, to, among other things: (1) sell additional common shares (of existing classes or such classes as may be designated by our board of trustees from time to time) in this or any future offering; (2) issue common shares upon the exercise of the options we may grant to our independent trustees or future employees; (3) issue common shares to the Advisors, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or for the management fee or performance fee or expense reimbursements; or (4) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional common shares in the future after your purchase of common shares in our private offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our common shares.

Maryland law and our Declaration of Trust limit our rights and the rights of our shareholders to recover claims against Covered Persons (as defined below), which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a trustee will not have any liability by reason of being or having been a trustee so long as he or she performs or performed his or her duties as a trustee in accordance with the applicable standard of conduct. In addition, our Declaration of Trust limits the personal liability of our trustees and officers, to us or the shareholders, for monetary damages, to the maximum extent permitted by Maryland law. Our Declaration of Trust requires us to indemnify each present and former trustee, officer, Advisor and each Advisor’s affiliate that acts as investment advisor or manager to the Company as permitted by the Declaration of Trust and each equityholder, member, manager, director, officer, employee or agent of any trustee or our board of trustees (each a “Covered Person”), including any individual or entity who, while serving as the Covered Person and, at our request, serves or has served any other enterprise in any management or agency capacity, against any claim or liability to which the Covered Person may become subject by reason of such status, except for liability for the Covered Person’s gross negligence or intentional misconduct. In addition, the Company must, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse, in advance of final disposition of a proceeding, reasonable expenses incurred by a present or former Covered Person or shareholder made a party to or witness in a proceeding by reason of such status provided that, in the case of a Covered Person, the Company must have received (i) a written affirmation by the Covered Person of the Covered Person’s good faith belief that the Covered Person has met the applicable standard of conduct necessary for indemnification by the Company and (ii) a written undertaking by or on behalf of the Covered Person to repay the amount paid or reimbursed by the Company if it is ultimately determined that the applicable standard of conduct was not met. The Company is not required to indemnify or advance funds to any person entitled to indemnification under our Declaration of Trust (x) with respect to any action initiated or brought voluntarily by such indemnified person (and not by way of defense) unless (I) approved or authorized by our board of trustees or (II) incurred to establish or enforce such person’s right to indemnification under the Declaration of Trust, or (y) in connection with any claim with respect to which such person is found to be liable to the Company. As a result, you and we may have more limited rights against Covered Persons than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses.

We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with the requirement in Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 3101, The Auditors’ Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, to communicate critical audit matters in the auditor’s report, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our common shares are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Advisors and we do not directly compensate our executive officers, or reimburse the Advisors or their affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find our common shares less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

Additionally, deficiencies in the effectiveness and accuracy of information systems or internal controls that the Company maintains may result in a material loss. This risk arises from, inter alia, human error, system failures, inadequate procedures or internal management controls. Operational risk such as human error or system failures may lead to incorrect or inaccurate valuations of the investments and may impact the ability of the Advisors to make such calculations or valuations on relevant determination dates. Where there are deficiencies in the effectiveness and accuracy of information systems or system failures, this may lead to a delay in providing investors with required reporting information.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We currently conduct, and intend to continue to conduct, our operations so that neither we nor our subsidiaries would be investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid registering as an investment company.

We presently conduct, and intend to conduct our business primarily through our wholly owned subsidiaries. Thus, we believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily or hold our self out as being engaged primarily in the business of investing, reinvesting or trading in securities; rather, we will be primarily engaged in the business of owning and operating our subsidiaries. Similarly, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because more than 60% of our assets, exclusive of cash and U.S. government securities, will consist of ownership interests in wholly owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We expect that the majority of our business will be conducted through our primary subsidiary. To the extent that, on an unconsolidated basis the value of its investment securities, which may include subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7), exceeds 40% of the value of its total assets, exclusive of cash and U.S. government securities, then we believe that it will not be deemed an investment company because it will be able to rely on Section 3(c)(6) of the Investment Company Act. It will in turn primarily engage in the origination, acquisition, financing of a portfolio of primarily real estate debt investments through subsidiaries of its own, the majority of which will be able to individually rely upon Section 3(c)(5)(C). Accordingly, because we will own 100% of the outstanding voting securities of the subsidiary, we believe that we will not be deemed an investment company under Section 3(a)(1)(A) or 3(a)(1)(C) of the Investment Company Act so long as it is able to maintain its exemption under Section 3(c)(6). Additionally, if the Company in the future directly invests in real estate-related debt securities rather than indirectly through our subsidiaries, we may also rely on Section 3(c)(6) of the Investment Company Act.

Section 3(c)(6) of the Investment Company Act excepts from the definition of investment company any company primarily engaged, directly or through majority-owned subsidiaries, in one or more of the businesses described in paragraphs (3), (4) and (5) of Section 3(c), or in one or more such businesses (from which not less than 25% of such company’s gross income during its last fiscal year was derived) together with an additional business or businesses other than investing, reinvesting, owning, holding or trading in securities. In the context of a parent company conducting its business through its majority owned subsidiaries relying upon the Section 3(c)(5)(C) exclusion, we interpret the “primarily engaged” element of the 3(c)(6) exclusion to generally depend on where the parent deploys its assets and on where the parent derives its income.

Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that, for purposes of Section 3(c)(5)(C), at least 55% of a portfolio must be comprised of “Qualifying Interests” and at least 80% of its portfolio must be comprised of Qualifying Interests and “Real Estate-Related Interests” (and no more than 20% comprised of non-qualifying or non-real estate-related assets).

As a consequence of our subsidiaries seeking to maintain compliance with Sections 3(c)(6) or Section 3(c)(5)(C) of the Investment Company Act on an ongoing basis, our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to maintain an exclusion from registration under the Investment Company Act and cause the need for a restructuring of our investment portfolio.

For example, these restrictions may limit our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate. We and our subsidiaries may, however, invest in such securities to a certain extent so long as we maintain compliance with the applicable tests.

In addition, seeking to maintain an exclusion from registration under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, maintaining an exclusion from registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

We assess our subsidiaries’ compliance with Section 3(c)(5)(C) by reference to SEC staff no-action positions and other guidance. No-action positions are based on specific factual situations that may be substantially different from the factual situations our subsidiaries may face, and a number of the no-action positions relevant to our business were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain an exclusion from registration under the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.

To the extent that the SEC or its staff provide new specific guidance the exemptions under Section 3(c)(5)(C) or 3(c)(6) of the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

We depend on the Advisors to develop appropriate systems and procedures to control operational risk.

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Advisors and their affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on the Advisors’ financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Advisors will not be liable for losses incurred due to the occurrence of any such errors. The personnel of the Advisors are engaged in other business activities, which could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our and BlackRock and Monticello’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Attacks on the Advisors’ and their affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances, have in the past involved attempted attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our shareholders, destroy data or disable, degrade or sabotage our systems, through the introduction of computer viruses or other malicious code.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of BlackRock and Monticello, their portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruptions from cyber security breaches, computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats BlackRock and Monticello face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target BlackRock and Monticello because BlackRock and Monticello hold a significant amount of confidential and sensitive information about their investors, their portfolio companies and potential investments. As a result, BlackRock and Monticello may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on

BlackRock and Monticello’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures BlackRock and Monticello take to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although BlackRock and Monticello have implemented, and their portfolio entities and service providers may implement various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. BlackRock and Monticello do not control cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to BlackRock and Monticello, their portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in BlackRock and Monticello’s, their affiliates’, their portfolio entities’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of BlackRock, Monticello and portfolio entities. We, BlackRock, Monticello or a portfolio entity could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

In addition, BlackRock and Monticello operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which BlackRock and Monticello operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act in the State of California. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize BlackRock or Monticello, their employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through BlackRock and Monticello’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of BlackRock and Monticello’s business, liability to our investors and other counterparties, regulatory intervention or reputational damage.

If BlackRock or Monticello fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or BlackRock or Monticello fund investors and clients to lose confidence in the effectiveness of our or BlackRock and Monticello’s security measures.

Finally, a disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. BlackRock and Monticello’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

While we have taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliant with these obligations, our potential liability remains a concern, particularly given the continued and rapid development of privacy laws and regulations around the world, the lack of harmonization of such laws and regulations, and increased criminal and civil enforcement actions and private litigation. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third party liability, increased costs, disruption of our business and operations, and a loss of client (including investor) confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a significant compliance workstream.

We are subject to risks associated with artificial intelligence (“AI”) and machine learning technology.

AI and its current and potential future applications, including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to us, the Advisors, and our borrowers. We and our borrowers could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our borrowers may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. While the Advisors do not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Advisors’ business, and the business of our borrowers, including by potentially significantly disrupting the markets in which we and our borrowers operate or subjecting us, our borrowers and the Advisors to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us, our borrowers and the Advisors. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our borrowers and the Advisors.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our borrowers are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Uncertainty with respect to the financial stability of the United States could have a significant adverse effect on our business, financial condition and results of operations.

Our investment strategy depends on the real estate industry generally, which in turn depends on broad economic conditions in the United States and, to the extent our investments are secured by real estate located outside of the United States, elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues and military and trade conflicts, inflation, Federal Reserve short term rate decisions, actual or perceived instability in the U.S. banking system, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the real estate market for some time. Adverse conditions in the real estate industry negatively impact our returns by, among other factors, the tightening of the credit markets, decline in the value of underlying real estate assets, and continuing credit and liquidity concerns, among other potential risks.

Misconduct of employees of the Advisors, their affiliates or third-party service providers could cause significant losses to us.

Misconduct or misrepresentations by employees of the Advisors, their affiliates or third-party service providers could cause significant losses to the Company. Employee misconduct may include binding the Company to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities, concealing unsuccessful trading activities (which, in any case, may result in unknown and unmanaged risks or losses) or making misrepresentations regarding any of the foregoing. Losses could also result from actions by third-party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting the Company’s business prospects or future marketing activities. Despite due diligence efforts, misconduct and intentional misrepresentations may be undetected or not fully comprehended, thereby potentially undermining the Advisors’ due diligence efforts. No assurance can be given that the due diligence performed by the Advisors will identify or prevent any such misconduct. Investors generally do not have a direct ability to enforce provisions of the agreements negotiated with the Company’s service providers, including, without limitation, the Advisors, the Independent Valuation Advisor or the independent auditor. In the event that the actions or omissions of any of the Company’s service providers were to result in an adverse impact on shareholders, this may give rise to contractual rights for the Company, however, any such rights would need to be exercised by the Company on behalf its shareholders as a whole.

We may face limits on our ability to leverage the Advisors’ knowledge base.

The Company intends to leverage the diverse strength of BlackRock’s and Monticello’s knowledge-base in enhancing its investment expertise across regions, sectors and individual companies and believes that this information advantage is a key competitive strength. However, the sharing of information is subject to law and BlackRock’s and Monticello’s policies regarding access to and the sharing of confidential information, and the perceived benefit to the Company of such information sharing might be reduced and/or eliminated if, as a result of BlackRock’s or Monticello’s policies or any applicable legal, tax, regulatory, commercial, contractual, operational or other considerations, the sharing of information is restricted and/or prevented.

Risks Related to Our Investments

Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally.

We invest primarily in real estate debt investments, including senior mortgage loans, subordinated debt and other similar investments. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, climate-related risks, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war (including the continuing war in Ukraine, the recent operations by the United States in Venezuela, the war in Iran and the broader conflict and escalating tensions in the Middle East), outbreak of wars and military conflicts, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy, trade conflicts and/or adverse changes in real estate values generally and other factors that are beyond our control. This risk may be magnified in the case of the continued conflict between Israel and Hamas and the recent operations of the United States in Venezuela, as well as the ongoing conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries, as well as the cessation of all business in Russia by many global companies. In addition, recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.

The lack of liquidity in our investments may adversely affect our business.

The lack of liquidity of our real estate debt investments and other illiquid investments may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition, except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as subordinate participation interests, mezzanine loans and bridge and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and/or the greater difficulty of recovery in the event of a borrower default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. As a result, many of our current investments are, and our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Advisors have or could be attributed with material non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Prepayment rates may adversely affect the value of our investment portfolio.

We are subject to the risk that the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. Any such prepayments of our securities or loans could adversely impact our results of operations and financial condition.

Difficulty in redeploying the proceeds from repayments of our loans and investments may cause our financial performance and returns to investors to suffer.

As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.

The mortgage loans in which we may invest and the mortgage loans underlying the mortgage securities in which we may invest are subject to delinquency, foreclosure and loss, which could result in losses to us.

Real estate debt investments are generally secured by commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, property management decisions, including with respect to capital improvement, particularly in older building structures, property location and condition, competition from comparable types of properties offering the same or similar services, tenant bankruptcies, success of tenant businesses, changes in laws that increase operating expenses or limit rents that may be charged, changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in real estate tax rates, tax credits and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances, and adverse changes in zoning laws.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our shareholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities we invest in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences or continues to experience any of the other foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect our results of operations and financial condition.

The trend for seniors to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether could have a material adverse effect on our business, financial condition and results of operations.

Seniors have been increasingly delaying their moves to senior living communities until they require greater care or forgoing moving to senior living communities altogether, and some of the senior living communities that collateralize our investments are independent living communities that require residents to be capable of relatively high degrees of independence. These trends may continue and other factors, such as seniors’ and their families’ concerns regarding the impact on seniors of infectious diseases, virus transmissions or other public health safety conditions, may intensify those trends in the future, as may current economic conditions, such as economic downturns or a possible recession, weak housing market conditions, high interest rates, prolonged high inflation and stock market volatility. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at the senior living communities of our borrowers. Moreover, seniors may have greater care needs and require higher acuity services, which may increase costs at our senior living communities, expose our borrowers or operators engaged by our borrowers to additional liability or result in lost business and shorter stays at our senior living communities if our borrowers or operators engaged by our borrowers are not able to provide the requisite care services or fail to adequately provide those services. Further, if we or our borrowers or operators engaged by our borrowers fail to successfully act upon and address these and other trends and changes in seniors’ needs and preferences, we or they may be unable to offset associated lost revenues by growing other revenue sources, such as by offering new or increased service offerings to seniors, and the senior living communities of our borrowers may become unprofitable and the value of our senior living communities may decline.

Depressed U.S. housing market conditions and other factors may reduce the willingness or ability of seniors to relocate to the senior living communities of our borrowers.

Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability, of seniors to afford the senior living community entrance and resident fees of our borrowers, as prospective residents frequently use the proceeds from the sale of their homes to cover the cost of such fees. Historically, during periods of high interest rates, the U.S. housing market has experienced declines. If seniors have difficulty selling their homes, their ability to relocate to the senior living communities of our borrowers or finance their stays at the senior living communities of our borrowers with private resources could be adversely affected. Rising unemployment may also reduce the ability of family members to relocate seniors to senior living communities, and family members’ willingness and ability to offer free care may also affect seniors’ relocation to senior living communities. If these and other factors reduce seniors’ willingness or ability to relocate to the senior living communities of our borrowers, occupancy rates, revenues and cash flows at such communities may adversely affect our borrowers’ ability to pay principal and interest on our loans, and which in turn, could negatively impact our results of operations.

Borrowers who are providers of seniors housing may depend on private pay sources, and events which adversely affect the ability of seniors to afford their resident fees (including downturns in the economy, housing market, consumer confidence, or the equity markets, increased inflation, and unemployment among resident family members) could cause their occupancy, revenues, results of operations, and cash flow to decline, which, in turn, may impair our borrower’s ability to repay principal and interest on our loans.

Costs to seniors associated with independent living, assisted living, and memory care communities are not generally reimbursable under government reimbursement programs, such as Medicare and Medicaid. For many of our borrowers who are providers of seniors housing, only seniors with income or assets meeting or exceeding the comparable median in the regions where their communities are located typically can afford to pay their monthly resident fees. Economic downturns, increased inflation, softness in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility, and changes in demographics could adversely affect the ability of seniors to afford our borrowers’ resident fees. If our borrowers are unable to retain and attract seniors with sufficient income, assets, or other resources required to pay the fees associated with living in their facilities, their ability to repay loans may be impaired. Additionally, due to the competitive environment for new residents in the seniors housing industry, the adjustment could slow our occupancy recovery progress or result in a decrease in occupancy in our borrowers’ communities.

Changes in the reimbursement rates, methods, or timing of payment from government reimbursement programs could adversely affect our borrowers’ revenues, results of operations, and cash flow.

Our borrowers who are providers of seniors housing may rely on reimbursement from government programs for a portion of their revenues, including Medicare and Medicaid. We cannot provide assurance that reimbursement levels will not decrease in the future, which could adversely affect their revenues, results of operations, and cash flow, which in turn could adversely affect their ability to repay loans and may have an adverse impact on the Company. Government efforts to reduce medical spending, along with broader healthcare reform, could result in major changes in the healthcare delivery and reimbursement systems on both the national and state levels, including a reduction in funds available for borrowers’ services or increases in their operating costs. Such reimbursement levels may not remain at levels comparable to present levels or may not be sufficient to cover the costs of our borrowers allocable to patients eligible for reimbursement.

Senior housing construction and development, lower industry occupancy, and increased competition, may have an adverse effect on our borrowers’ occupancy, revenues, results of operations, and cash flow.

The senior living industry is highly competitive. Our borrowers compete with numerous organizations, including not-for-profit entities, that offer similar communities and services, community-based service programs, retirement communities, convalescent centers, and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living, assisted living, and memory care sectors of the senior living industry are not substantial. The industry has attracted additional investment resulting in increased construction and development of new senior housing supply in the last decade, prior to the start of the COVID-19 pandemic. In addition, the COVID-19 pandemic resulted in additional occupancy pressure for the senior living industry. While the industry recovers occupancy, certain competitors may price aggressively in order to capture market share. Consequently, our borrowers may encounter competition that could limit their ability to attract and retain residents and associates, raise or maintain resident fees, and expand their business, which could have a material adverse effect on their occupancy, revenues, results of operations, and cash flow and their ability to pay principal and interest on our loans, which, in turn, may have an adverse impact on the Company.

The cost and difficulty of complying with increasing and evolving regulation and enforcement in respect of seniors housing could have an adverse effect on our borrowers’ business, results of operations, and cash flow, which may adversely impact the Company.

The regulatory environment surrounding the seniors living industry continues to intensify in the number and type of laws and regulations affecting it, many of which vary from state to state. Many senior living communities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In several of the states in which our borrowers operate, there are different levels of care that may be provided based on the level of licensure. Several of the states in which our borrowers operate, or intend to operate, assisted living and memory care communities, or skilled nursing facilities require a certificate of need before a community may be opened or the services at an existing community may be expanded. These regulatory requirements, and the increased enforcement thereof, could affect our borrowers’ ability to expand into new markets, to expand their services and communities in existing markets, and if any of their presently licensed communities were to operate outside of its licensing authority, may subject our borrowers to penalties including closure of the community.

Federal, state, and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. Future regulatory developments as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials could cause our borrower’s operations to suffer. We are unable to predict the future course of federal, state, and local legislation or regulation. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, our borrowers’ business, results of operations, and cash flow could be adversely affected, which could result in an adverse effect on our borrowers’ ability to repay loans.

The intensified regulatory and enforcement environment may impact our borrowers because of the increase in the number of inspections or surveys by governmental authorities and consequent citations for failure to comply with regulatory requirements. Our borrowers may also expend considerable resources to respond to federal and state investigations or other enforcement action. The reviewing agency may have the authority to take further action against a licensed or certified community, which could result in the imposition of fines or of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions or denial of payment for admissions, loss of certification as a provider under federal reimbursement programs, or imposition of other sanctions, including criminal penalties. Furthermore, certain states may allow citations in one community to impact other communities in the state. Revocation or suspension of a license, or a citation, at a given community could therefore impact our borrowers’ ability to obtain new licenses or to renew existing licenses at other communities. The failure to comply with applicable legal and regulatory requirements could result in a material adverse effect to our borrowers’ businesses as a whole, and may result in an adverse impact on their ability to repay loans.

There are various extremely complex federal and state laws governing a wide array of referrals, relationships, and arrangements and prohibiting fraud by healthcare providers, including those in the seniors living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. The violation of any of these laws or regulations may result in the imposition of fines or other penalties that could increase our borrowers’ costs and otherwise jeopardize their businesses.

Multifamily residential investments may subject us to additional risk.

The Company invests loans or other debt investments secured by multifamily residential investments, the performance of which is subject to many of the risks associated with owning and operating other types of real estate. In addition, competition in the residential real estate marketplace is strong. There are numerous housing alternatives which compete with multifamily properties in attracting residents. These include other multifamily condominium and rental apartments, and single-family homes that are available for purchase or rent in the relevant market. A large number of factors may adversely affect the value and successful operation of a multifamily property, including, but not limited to: physical attributes of the apartment building, such as its age, condition, design, appearance, access to transportation, and construction quality; location of the property, for example, a change in neighborhoods over time; ability of management to provide adequate maintenance and insurance; rising insurance and property tax costs; the lack of availability of insurance in certain regions or markets; the types of services or amenities that the property provides; the property’s reputation; the level of mortgage interest rates, which may encourage tenants to purchase rather than lease housing; presence of competing properties; the tenant mix, such as the tenant population being predominantly students or being heavily dependent on workers from a particular business or personnel from a local military base; governmental programs that provide rent subsidies to tenants pursuant to tenant voucher programs, which vouchers may be used at other properties and influence tenant mobility; adverse local or national economic conditions, which may limit the amount of rent that may be charged and may result in a reduction of timely rent payments or a reduction in occupancy levels; federal, state, and local regulations, which may affect the building owner’s ability to increase rent to market rent for an equivalent apartment; and government assistance/rent subsidy programs. If the demand for multifamily properties is reduced, or if competitors develop and/or acquire competing properties on a more cost-effective basis, the underlying value of such investments may be adversely affected, which may in turn affect the borrower’s ability to repay our loan (which could lead to an impairment in our loan).

In addition, certain jurisdictions regulate the relationship of an owner and its tenants. Commonly, these laws require a written lease, good cause for eviction, disclosure of fees, and notification to residents of changed land use, while prohibiting unreasonable rules, retaliatory evictions, and restrictions on a resident’s choice of unit vendors. Apartment building owners have been the subject of lawsuits under various “Landlord and Tenant Acts” and other general consumer protection statutes for coercive, abusive or unconscionable leasing and sales practices. A few jurisdictions may offer more significant protection. For example, there may be provisions that limit the bases on which a landlord may terminate a tenancy or increase its rent or prohibit a landlord from terminating a tenancy solely by reason of the sale of the owner’s building. In addition to state regulation of the landlord-tenant relationship, numerous towns and municipalities impose rent control on apartment buildings. These ordinances may limit rent increases to fixed percentages, to percentages of increases in the consumer price index, to increases set or approved by a governmental agency, or to increases determined through mediation or binding arbitration. These factors, among others, may adversely affect the borrower’s ability to repay our loans.

We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition.

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.

Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive to complete in other U.S. states and foreign jurisdictions in which we do business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.

Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.

Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates may significantly influence our net income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.

The due diligence process that the Advisors undertake in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment, and if the Advisors incorrectly evaluate the risks of our investments we may experience losses.

Before making investments for us, the Advisors conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, the Advisors may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, sustainability, legal, and regulatory and macroeconomic trends. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Selecting and evaluating material sustainability-related factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Advisors or a third-party specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability-related risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. The Advisors’ loss estimates may not prove accurate, as actual results may vary from estimates. If the Advisors underestimate the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Moreover, investment analyses and decisions by the Advisors may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Advisors at the time of making an investment decision may be limited, and they may not have access to complete, detailed information regarding such investment. Therefore, it may be the case that the Advisors may not possess complete knowledge of all circumstances that may adversely affect such investment.

Further, some matters covered by the Advisors’ diligence, such as matters related to sustainability, are continuously evolving and the Advisors may not accurately or fully anticipate such evolution or have the ability to accurately reflect the most recent or updated approach. The Advisors’ process to evaluate material sustainability-related factors and appropriately manage them may be limited by incomplete, inaccurate, or unavailable data, which could lead to incorrect or incomplete assessments, which could in turn impact the investments made. There has been recent regulatory focus and scrutiny from stakeholders, investors, attorneys general and regulators on the marketing of investment strategies with respect to sustainability-related factors, and the methodology used to evaluate sustainability-related matters, which in some cases has resulted in investigations and settlements related to insufficient assessment processes around the marketing of investments marketed as having certain sustainability-related features.

The properties securing our real estate investments may be subject to unknown liabilities, including liabilities resulting from environmental hazards, that could affect the value of these properties and as a result, our investments.

Collateral properties securing our real estate debt investments may be subject to unknown or unquantifiable liabilities that may adversely affect the value of such properties, and in turn, whether our loan should be impaired. Such defects or deficiencies may include title defects, title disputes, liens, servitudes or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our results of operations and financial condition.

Furthermore, to the extent we foreclose on properties with respect to which we have extended loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. In addition, we could be subject to similar liabilities in applicable foreign jurisdictions.

If we foreclose on any properties underlying our investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. In such case, the discovery of material environmental liabilities attached to such properties could adversely affect our results of operations and financial condition.

If the Advisors overestimate the yields or incorrectly price the risks of our investments, we may experience losses.

The Advisors, through their Valuation Committee, value our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral included in the securitization’s pools, and the estimated impact of these losses on expected future cash flows and returns. The Advisors’ loss estimates may not prove accurate, as actual results may vary from estimates. In the event that the Advisors underestimate the asset level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Inflation risks may have an adverse impact on our returns.

Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on the economies and financial markets, which may in turn affect the markets in which we invest. Inflation in the United States remained elevated throughout 2025 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. Governmental efforts to curb inflation often have negative effects on the level of economic activity. Depending on the inflation assumptions relating to the cash flows anticipated from the assets underlying our investments, as well as the manner in which asset revenue is determined with respect to such asset, returns from assets may vary as a result of changes in the rate of inflation. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on our returns.

Real estate valuation is inherently subjective and uncertain.

The valuation of real estate and therefore the valuation of any underlying security relating to loans made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property, the effectiveness of the owner of the underlying real estate to execute its business plan and the valuation methodology adopted. As a result, the valuations of the real estate assets against which we make loans are subject to a degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

Trade negotiations and related government actions may create regulatory uncertainty for us and our borrowers and adversely affect the profitability of our investments.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on goods imported from China, Canada and Mexico could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future borrowers and adversely affect the revenues and profitability of our borrowers whose businesses rely on goods imported from such jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy, including with respect to the proposed tariffs on goods from Canada and Mexico.

Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.

We invest in transitional loans to borrowers who are typically seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property or to provide a newly-constructed property sufficient time to achieve stabilization. The typical borrower in a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover all or a portion of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower’s inability to obtain permanent financing or sufficient proceeds via property sale to repay the transitional loan and to the broader availability of conventional mortgages at amenable rates. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.

Risks of cost overruns and noncompletion of renovations of properties in transition may result in significant losses.

The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make principal and interest payments on our loan on a timely basis or at all, which could result in significant losses.

Investment ratings that we may use are relative and subjective.

In general, the ratings of nationally recognized rating organizations represent the opinions of these agencies as to the credit quality of securities that they rate. These ratings may be used by us as initial criteria for the selection of investments. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events.

Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.

We originate and/or acquire investments that do not conform to conventional loan standards applied by traditional lenders and either are not rated or rated as non-investment grade by the rating agencies. The non-investment grade credit ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our shareholders and adversely affect the value of our common shares. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

Any credit ratings assigned to our investments are subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments may be rated by Moody’s Investors Service, Inc., Fitch Ratings, Inc., S&P Global Ratings, DBRS, Inc. or Kroll Bond Rating Agency, Inc. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

Our investments are concentrated and are subject to risk of default.

We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of trustees, from time to time (for which no such criteria exist today). Therefore, our investments in our target assets are expected to be concentrated in certain property types, which may be subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. Further, within our Loan Portfolio, we intend to target loans that are primarily secured by multifamily and seniors housing properties, and therefore any downturn in the multifamily and seniors housing sectors more generally may result in defaults on a number of our investments within a short time period. For example, our investments that comprise our Loan Portfolio are currently concentrated in loans secured by seniors housing and multifamily property types, which represent approximately 64% and 36%, respectively, of our gross asset value as of December 31, 2025. In addition, to the extent that our portfolio is concentrated in any one region, downturns relating generally to such region may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common shares and accordingly reduce our ability to make distributions to our shareholders.

Difficult conditions in the mortgage and real estate markets may cause us to experience market losses related to our holdings.

Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally. Concerns about the real estate market, inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. Deterioration in the real estate market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and/or acquire desirable investments in our target assets and could also affect the pricing of these assets.

We operate in a highly competitive market for lending and investment opportunities. Our profitability depends, in large part, on our ability to originate and/or acquire our target assets at attractive prices. In originating or acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, other non-traded and private placement REITs, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exception from the definition of an investment company under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

If we are unable to successfully integrate new assets or businesses and manage our growth, our results of operations and financial condition may suffer.

We may significantly increase the size and/or change the mix of our portfolio of assets. We may be unable to successfully and efficiently integrate newly-acquired or originated assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets may place significant demands on the Advisors’ administrative, operational, asset management, financial and other resources. Any failure to manage increases in size effectively could adversely affect our results of operations and financial condition.

The subordinate participation interests that we originate or acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We have originated or acquired subordinate participation interests and expect to do so in the future. A subordinate participation interest is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to a senior participation interest secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for a subordinate participation interest holder after payment to the senior participation interest holder. However, because each transaction is privately negotiated, subordinate participation interests can vary in their structural characteristics and risks. For example, the rights of holders of subordinate participation interests to control the process following a borrower default may vary from transaction to transaction. Further, subordinate participation interests typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our subordinate participation interests would result in operating losses for us and may limit our ability to make distributions to our shareholders.

We may not be able to sell the senior participation interests that we originate or acquire, which may result in losses to us.

We or our affiliates may originate and fund a first mortgage loan with the intention of selling the senior participation interest (also referred to as an “A Note”) and retaining the subordinate participation interest (also referred to as a “B Note”) or mezzanine loan interest. We may elect to reduce our position in the whole loans through co-origination or senior participation interest sales, which will eliminate our exposure or liability associated with the senior interest of the loan. This structure allows for matched-term and generally non-recourse financing, without cross-collateralization. However, we may not be able to sell these senior participation interests, and as a result, we may exceed our desired concentration in a specific borrower, region or sector, and may incur losses as a result.

Mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.

We invest in mezzanine loans, which sometimes take the form of subordinated loans secured by second mortgages on the underlying property or more commonly take the form of loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher LTV ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

Our Loan Portfolio investments are expected to be recorded at fair value and, as a result, there is uncertainty as to the value of these investments.

Our Loan Portfolio investments are generally in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. In accordance with our valuation guidelines, some of our portfolio investments for which no secondary market exists will be valued based on, among other factors, consideration of unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common shares could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

We may experience a decline in the fair value of our assets.

A decline in the fair value of our assets would require us to recognize an unrealized loss against earnings for those assets that are recorded at fair value through earnings, or may trigger an impairment, credit loss or other charge against earnings under applicable U.S. GAAP for those assets that are not recorded at fair value through earnings if we expect that the carrying value of those assets will not be recoverable. Subsequent disposition or sale of such assets could further affect our future losses or gains depending on the actual proceeds received.

Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.

While our investment strategy focuses primarily on our real estate debt investments in “performing” real estate-related interests, our investment strategy may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve investments that become “non-performing” following our origination or acquisition thereof. Certain of our investments may, therefore, include specific securities of companies that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk of substantial or total losses on our investments and in certain circumstances, may become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions.

During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk.

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures and improve the operations of our borrower entities. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and substantial write-offs of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available.

These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative and operating proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to us and distributions by us to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value on collateral for loan positions held by us or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

There are increased risks involved with our construction lending activities.

We invest in mortgage loans and mezzanine loans in which the underlying real property is under construction, which exposes us to increased lending risks (including the renovation of an existing structure). Construction lending generally is considered to involve a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays (or governmental shut-downs of construction activity) and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-completion. In addition, since such loans generally entail greater risk than mortgage loans collateralized by existing income-producing properties that do not require renovation, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.

If a borrower fails to complete the construction of a project or experiences cost overruns, there could be adverse consequences associated with the loan, including a decline in the value of the property securing the loan, a borrower claim against us for failure to perform under the loan documents if we choose to stop funding, increased costs to the borrower that the borrower is unable to pay, a bankruptcy filing by the borrower, and abandonment by the borrower of the collateral for the loan.

Our investments in CMBS are generally subject to losses.

Our investments in CMBS are subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or subordinate participation interests, if any, then by the “first loss” subordinated security holder (generally, the subordinate participation interest buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or subordinate participation interests, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest, and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans may be held by a directing certificate-holder, which is appointed by the holders of the most subordinate class of CMBS in such series. We may acquire classes of existing series of CMBS where we will not have the right to appoint the directing certificate-holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder, take actions that could adversely affect our interests.

With respect to certain mortgage loans included in our CMBS investments, the properties that secure the mortgage loans backing the securitized pool may also secure one or more related mortgage loans that are not in the CMBS, which may conflict with our interests.

Certain mortgage loans included in our CMBS investments may be part of a loan combination or split loan structure that includes one or more additional mortgaged loans (senior, subordinate or pari passu and not included in the CMBS investments) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination may be granted various rights and powers that affect the mortgage loan in that loan combination, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate-holder (without cause).

The Company’s claims may be subordinated to those of other creditors, which may have an adverse effect on the Company’s performance.

Although the Company’s investments will generally be secured, the claims of the Company against a borrower in respect of an investment may in some instances be subordinated or subject to claims of other prior ranking creditors. In addition, certain creditors may be entitled to have their claims against the borrower satisfied out of the proceeds of enforcement of security over the assets of the borrower before payments of the claims of the Company out of such proceeds.

In the event a borrower defaults on a loan and the proceeds of enforcement are insufficient to satisfy the Company’s loan, the Company may suffer a loss of principal and/or interest. In the event a borrower declares bankruptcy or becomes insolvent, the Company may not have full recourse to the assets of the borrower, or such assets may not be sufficient to satisfy the loan. In addition, certain of the Company’s loans may not be protected by financial covenants or limitations upon additional indebtedness and/or may permit other pari passu or prior ranking debt or financial indebtedness of the borrower. If a borrower defaults on the Company’s loan or on debt or other financial indebtedness that ranks in priority to the Company’s loan, or in the event of a borrower bankruptcy or other insolvency, the Company’s loan will be satisfied only after such prior ranking debt is paid in full.

Some first lien loans may not necessarily have priority over all other debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company), or involve first liens only on specified assets of an issuer (e.g., excluding real estate). Issuers of first lien loans may have two tranches of first lien debt outstanding, each with first liens on separate collateral. Furthermore, any secured debt is secured only to the extent of its lien and only to the extent of underlying assets or incremental proceeds on already secured assets. Moreover, underlying assets are subject to credit, liquidity, and interest rate changes. Although the amount and characteristics of the underlying assets selected as collateral may allow the Company to withstand certain assumed deficiencies in payments occasioned by the borrower’s default, if any deficiencies exceed such assumed levels or if underlying assets are sold it is possible that the proceeds of such sale or disposition will not be equal to the amount of principal and interest owing to the Company in respect to its investment.

Where other financial indebtedness ranks pari passu or ahead of the Company’s loans, the ability of the Company to influence the borrower’s and/or a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, may be substantially reduced. For example, under the terms of an intercreditor agreement, creditors that rank in priority are typically able to block or delay the acceleration of the debt that ranks behind those creditors or other exercises of a creditor’s rights until such time as that debt has been satisfied in full. In addition, the presence of intercreditor arrangements may limit the Company’s ability to amend its loan documents, assign the Company’s loans, accept repayments of principal or interest or prepayments, exercise its remedies (through “standstill periods”) and control decisions made in bankruptcy or insolvency proceedings relating to borrowers. Accordingly, the Company may not be able to take the steps necessary to protect its investments in a timely manner or at all and/or may not be able to recover some or all of its investment in which it obtains interests until the prior ranking creditors have been fully repaid.

In addition, the debt instruments in which the Company may invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including but not limited to (i) the possible invalidation of an investment transaction as a ‘fraudulent conveyance’ under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligations, and (iii) environmental liabilities that may arise with respect to collateral securing the obligations.

In addition, the Company may not have the ability or the financial resources to acquire or discharge prior ranking claims in order to protect the Company’s investment.

Dislocations, illiquidity and volatility in the market for commercial real estate as well as the broader financial markets could adversely affect the performance and value of commercial mortgage loans, the demand for CMBS and the value of CMBS investments.

Any significant dislocations, illiquidity or volatility in the real estate and securitization markets, including the market for CMBS, as well as global financial markets and the economy generally, could adversely affect our business and financial results. We cannot assure you that dislocations in the commercial mortgage loan market will not occur in the future.

Challenging economic conditions affect the financial strength of many commercial, multifamily and other tenants and result in increased rent delinquencies and decreased occupancy. Economic challenges may lead to decreased occupancy, decreased rents or other declines in income from, or the value of, commercial, multifamily and manufactured housing community real estate.

Declining commercial real estate values, coupled with tighter underwriting standards for commercial real estate loans, may prevent commercial borrowers from refinancing their mortgages, which results in increased delinquencies and defaults on commercial, multifamily and other mortgage loans. Declines in commercial real estate values also result in reduced borrower equity, further hindering borrowers’ ability to refinance in an environment of increasingly restrictive lending standards and giving them less incentive to cure delinquencies and avoid foreclosure. The lack of refinancing opportunities has impacted and could impact in the future, in particular, mortgage loans that do not fully amortize and on which there is a substantial balloon payment due at maturity, because borrowers generally expect to refinance these types of loans on or prior to their maturity date. Finally, declining commercial real estate values and the associated increases in LTV ratios would result in lower recoveries on foreclosure and an increase in losses above those that would have been realized had commercial property values remained the same or increased. Continuing defaults, delinquencies and losses would further decrease property values, thereby resulting in additional defaults by commercial mortgage borrowers, further credit constraints and further declines in property values.

The CMBS in which we invest is subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. CMBS is also subject to several risks created through the securitization process. Subordinate tranches of CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS is also subject to greater credit risk than CMBS that is more highly rated.

We are subject to the risks relating to increases in prepayment rates of debt underlying CMBS.

CMBS are indirectly subject to the risks associated with prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) on mortgage loans.

In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster than anticipated prepayments, and “discount” securities (securities whose principal or par amounts exceed their market values) are adversely affected by slower than anticipated prepayments. Since many CMBS will be discount securities when interest rates are high and will be premium securities when interest rates are low, these CMBS may be adversely affected by changes in prepayments in any interest rate environment.

The adverse effects of prepayments may impact investments in at least two ways. First, particular investments may experience outright losses, as in the case of interest-only securities in an environment of faster actual or anticipated prepayments. Second, particular investments may under-perform relative to hedges that may have been constructed for these investments, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many CMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. In addition, in the case of “premium” securities, prepayments at par may result in losses.

We may sponsor, and purchase the more junior securities of, CLOs, CMBS and other asset-backed securities and such instruments involve significant risks, including that these securities receive distributions from such securities if they generate enough income to first pay all the investors holding senior tranches and expenses.

We may sponsor, and purchase the junior securities of, CLOs, CMBS and other asset-backed securities. Investors of such securities purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. Debt classes have a specific seniority structure and priority of payments. For example, the most junior securities along with the preferred shares of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses. Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the debt because they bear the bulk of defaults from the loans held in the security and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate tranches, even more senior tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO, CMBS and other asset-backed securities as a class. Further, the transaction documents relating to the issuance of such securities may impose eligibility criteria on the assets of the security, restrict the ability of the security’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the credit risk retention rules of the SEC impose a retention requirement of 5% of the issued debt classes by the sponsor of the CLO. These criteria, restrictions and requirements may limit the ability of a sponsor (or collateral manager) to maximize returns on these securities.

In addition, CLOs, CMBS and other asset-backed securities are not actively traded and are relatively illiquid investments and volatility in trading markets may cause the value of these investments to decline. The market value of securities may be affected by, among other things, changes in the market value of the underlying loans, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on the underlying loans and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans.

Our CLOs, CMBS and other asset-backed securities include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. For example, even if no loan in the pool experiences a default, an appraisal reduction of a loan in the pool may cause the pool of loans in the applicable CLO, CMBS and other asset-backed securities not to meet certain of these tests. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable security, may experience a significant reduction in our cash flow from those interests.

Moreover, the reinvestment and replenishment period in one or more of our CLOs, CMBS and other asset-backed securities may be nearing the end of its term. Once the reinvestment and replenishment period has ended any repayments of a loan in the applicable security will require us to pay down the most senior debt in such security resulting in an increase in our cost of funds.

Furthermore, if any security that we sponsor or in which we hold interests fails to meet certain tests relevant to the most senior debt issued and outstanding by the issuer thereof, an event of default may occur under that security. If that occurs, (i) if we were serving as manager of such security, our ability to manage the security may be terminated and (ii) our ability to attempt to cure any defaults in such security may be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in such security for an indefinite time.

We may be subject to contingent liabilities.

Shareholders that invest in the Company at a time during which contingent liabilities are not accrued (or for which there is not a sufficient accrual) will invest in the Company at a higher NAV than had such liabilities been accrued at the time of the applicable investment. In addition, shareholders that request repurchase of their shares by the Company at a time during which contingent liabilities are accrued will receive from the Company repurchase proceeds at a lower NAV than if such liabilities had not been accrued at the time of the applicable repurchase. In the event that amounts associated with accrued contingent liabilities do not subsequently become payable and the amounts of the liabilities are reduced, causing the NAV of the Company to increase, the benefits of such increased NAV will accrue to shareholders who remain in the Company, and shareholders who previously had their shares repurchased will not receive additional compensation or otherwise share the benefit of such increase. Similarly, investors in the Company at the time when a non-accrued liability becomes payable will bear the entire amount of such liability, and the Company may be unable to recover amounts from shareholders who had their shares repurchased by the Company prior to the contingent liability becoming payable by the Company. Similar consequences as those described above may also occur when the Company under-accrues or over-accrues for such contingent liabilities.

Certain of the Company’s borrowers may depend on the grant, renewal or continuance in force of appropriate contracts, licenses, permits and regulatory approvals and consents.

Businesses in which the Company invest may be dependent upon the grant, renewal or continuance in force of appropriate contracts, licenses, permits and regulatory approvals and consents which may be valid only for a defined time period, may be subject to limitations and may provide for withdrawal in certain circumstances. There can be no assurance that such contracts, licenses, permits and regulatory approvals and consents would be granted, renewed or continue in force, or if so, on what terms. These may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. There can be no assurance that joint ventures, licenses, license applications or other legal arrangements will not be adversely affected by the actions of government authorities or others and the effectiveness of, and enforcement of such arrangements cannot be assured. Any failure to obtain, renew or continue a license may have an adverse effect on borrowers, which may ultimately impair the Company’s performance.

Various jurisdictional licensing requirements will cause us to incur expenses and our failure to be properly licensed may have a material adverse effect on us and our operations.

We will be subject to the laws, rules and regulations of various federal, state, local and, if applicable, foreign government agencies regarding the origination, processing, underwriting, sale and servicing of mortgage loans. Non-bank companies are generally required to hold licenses in a number of U.S. states and foreign jurisdictions to conduct lending activities. These licensing statutes vary from jurisdiction to jurisdiction and prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on interest rates, finance charges and the type, amount and manner of charging fees and prohibiting discrimination; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining licenses will cause us to incur expenses and failure to be properly licensed under such laws or otherwise may have a material adverse effect on us and our operations, including by foregoing otherwise advantageous investment opportunities. In addition, mortgage originators are subject to inspection by government agencies. A mortgage originator’s failure to comply with these requirements could lead to, among other things, the loss of approved status, termination of contractual rights without compensation, demands for indemnification or mortgage loan repurchases, class action lawsuits and administrative enforcement actions.

Our investments may be limited by restrictions on aggregate investment amounts, which may aggregate the investments of the Company and Other Accounts.

In regulated industries and in certain markets, and in certain futures and derivative transactions, there may be limits on the aggregate amount of investment by affiliated investors that may not be exceeded without a regulatory filing, the grant of an exemption or other regulatory or corporate consent. For example, the U.S. Commodity Futures Trading Commission (the “CFTC”), the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “position limits” on the maximum net long or net short (or, for some commodities, the gross) positions which any person or group of persons may own, hold or control in certain futures or options on futures contracts, and such rules generally require aggregation of the positions owned, held or controlled by related entities. Any such limits may prevent the Company from acquiring positions that might otherwise have been desirable or profitable. Under certain circumstances, the Advisors may restrict a purchase or sale of securities, derivative instruments or other assets on behalf of accounts (including the Company) in anticipation of a future conflict that may arise if such purchase or sale would be made. Any such determination will take into consideration the interests of the relevant accounts, the circumstances that would give rise to the future conflict and applicable laws. Such determination will be made on a case-by-case basis.

In addition, pursuant to the Dodd-Frank Act, the CFTC has adopted position limit rules for futures contracts on 25 agricultural, energy and metal commodities, along with certain linked futures and options on futures contracts, as well as economically equivalent swaps. Such rules and any additional rules or rule amendments adopted by the CFTC in the future may hinder the Company’s ability to trade such products and could have a material adverse effect on the Fund.

The CFTC has also adopted rules and rule amendments that add certain exemptions from aggregation (certain aspects of which are currently subject to CFTC staff no-action relief), but which incorporate aggregation criteria which are more restrictive in some respects than prior rules. These rules and rule amendments require, among other things, that a trader aggregate its positions in all pools or accounts that have substantially identical trading strategies. This requirement applies if a person holds positions in more than one account or pool with substantially identical trading strategies, or controls the trading of such positions without directly holding them, notwithstanding the availability of any exemption. Each shareholder is responsible for complying with this requirement in connection with its investment in the Company and any of its other investments and should consult with its own legal advisors with regard to this requirement.

The Company may be liable to meet the capital calls of certain of its borrowers, and as a result, the Company will need to manage its liquidity in anticipation of funding such capital calls.

The Company may make commitments to investments that issue capital calls to their investors over a period of time. If the Company makes such investments, the Advisors will endeavor to manage the Company’s assets in a manner intended to provide sufficient liquidity to meet future capital calls by, among other means, holding a portion of the Company’s assets in the Liquid Investments Portfolio. In addition, the Company may be required to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the capital calls. The Company may also borrow money to meet any such capital call. Any of the foregoing could have an adverse effect on the Company’s investment program and/or performance.

Once a capital commitment is made, the Company will be legally required to satisfy such capital calls and may have a limited period of time to pay amounts due. Given the limited liquidity of the Company’s investments and other factors, it is possible that the Company may not have sufficient cash available to fund a capital call within the prescribed period of time. If the Company fails to make a timely payment of amounts called by such investment, the Company may be deemed to be in default under such the terms of such commitment. Upon any such default, the Company generally would continue to remain liable for the full unpaid portion of its committed capital, and generally would be liable for costs incurred by the investment in collecting or attempting to collect such late payment. The Company may also lose any entitlement to make further capital contributions and, in certain cases, some or all of such interests in such an investment may also be subject to forfeiture.

The Discontinuance of IBORs, in particular LIBOR, may have an adverse impact on us.

The London Interbank Offered Rate (“LIBOR”) for most currency and tenor settings either ceased to be published or became non-representative as of the end of 2021, with U.S. Dollar LIBOR also to cease being published permanently from June 30, 2023. Market participants have adopted replacement benchmark rates and alternative methodologies for determining the interest payable. However, it is uncertain if the currently predominant successor rates and related methodologies for calculation will become permanently accepted alternatives to LIBOR or what effect any such changes may have on the financial markets and there can be no assurance that any such replacement benchmark rate(s) or their associated modes of implementation or methodologies for determination of interest payable will not be subject to further change (or replacement) in the future. Regulators for certain other interbank offered rates (“IBORs”) have also made statements regarding the cessation of those IBORs, and some have since been discontinued. Regulators and market participants have worked and are working to develop successor rates and transition mechanisms to replace such relevant IBORs with new benchmark rates. There can be no assurance, however, that the alternative benchmark rates and fallbacks will be effective at preventing or mitigating disruption as a result of the transition. The termination of LIBOR and the other IBORs, and the transition away from IBORs to one or more replacement benchmark rates (and any subsequent transition from a benchmark rate to an alternative benchmark rate) is complex and could have a material adverse effect on the Company’s business, financial condition and results of operations, including, without limitation, as a result of any changes in the pricing and/or availability of investments, negotiations and/or changes to the documentation for certain of the investments, the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation, and/or costs of modifications to processes and systems. It is not possible at this point to identify those risks exhaustively but, in addition to the risks outlined above, they include the risk that an acceptable transition mechanism for those remaining LIBOR or IBOR rates may not be found or may not be suitable for the Company. Moreover, any alternative reference rate and any pricing adjustments required in connection with the transition from LIBOR, another IBOR or any alternative benchmark rate may impose costs on, or may not be suitable for, the Company, resulting in costs incurred to close out positions and enter into replacement trades.

The Company may undertake transactions in instruments that are valued using IBOR rates or enter into contracts that determine payment obligations by reference to an IBOR rate. Until their discontinuance, the Company may continue to invest in instruments that reference IBORs.

The Company may also undertake transactions in instruments that are valued using, or enter into contracts that determine payment obligations by reference to, IBOR rates or other benchmark rates which differ from the rates or methodologies of any indebtedness the Company or its subsidiaries may incur to finance the investment. The difference in rates and methodologies used (or changes in rates and methodologies used as the market develops) may have an adverse effect on the Company’s business, financial condition and results of operations. The Company may employ hedging to mitigate any risks associated with any difference in rates and methodologies of such instruments.

We face risks in respect of sustainability matters.

Sustainability risk is an inclusive term to designate investment risk (probability or uncertainty of occurrence of material losses relative to the expected return of an investment) that relates to issues broadly characterized as relating to environmental, social or governance topics.

Sustainability risk around environmental issues includes, but is not limited to, climate risk, which includes both physical and transition risk. Risks related to social issues can include but are not limited to human rights, labor rights and community relations. Governance-related risks can include, but are not limited to, risks around board oversight, independence, ownership and control, or audit and tax management. These risks can impact an issuer’s operational effectiveness and resilience as well as its public perception and reputation, affecting its profitability and in turn, its capital growth, and ultimately impacting the value of our common shares.

These are only examples of sustainability risk factors, which do not solely determine the risk profile of the investment. The relevance, severity, materiality and time horizon of sustainability risk factors and other risks can differ significantly between investments.

Sustainability risk can manifest itself through different existing risk types (including, but not limited to, market, liquidity, concentration, credit, asset-liability mismatches etc.). By way of example, the Company may invest in the debt of an issuer that could face potentially reduced revenues or increased expenditures from physical climate risk (e.g., decreased production capacity due to supply chain disruptions, lower sales due to demand shocks or higher operating or capital costs) or transition risk (e.g. decreased demand for carbon-intensive products and services or increased production costs due to changing input prices). As a result, sustainability risk factors may have a material impact on an investment, may increase the volatility, affect liquidity and may result in a decrease in the value of our common shares.

All or a combination of these factors may have an unpredictable impact on the Company’s investments. Under normal market conditions, such events could have a material impact on the value of our common shares.

Assessments of sustainability risk are specific to the asset class and to the Company’s objective. Different asset classes require different data and tools to apply heightened scrutiny, assess materiality, and make meaningful differentiation among issuers and assets. Risks are considered and risk managed concurrently, by prioritizing based on materiality and on the Company’s objective. The evaluation of certain sustainability-related risks could result in the Advisors not making an investment that they otherwise would have made, which carries the risk that the Company may perform differently than if it had not taken sustainability factors into account.

The impacts of sustainability risks are likely to develop over time and new sustainability risks may be identified as further data and information regarding sustainability factors and impacts become available and the regulatory environment regarding sustainable finance evolves. These emerging risks may have further impacts on the value of our common shares.

Risks Related to Debt Financing

We incur significant leverage.

Our investments involve significant amounts of indebtedness. While we intend to target a leverage ratio of approximately 60% to 80%, during the Ramp-Up Period and/or times of increased investment and capital market activity, we may employ greater leverage to quickly build a broader portfolio of assets. As of December 31, 2025,there was $443 million of outstanding leverage. We may incur additional leverage in our portfolio by assuming or incurring secured or unsecured investment-level or entity-level debt. In addition, we may in the future procure financing from the Advisors or their affiliates; provided, that any such financing will be approved by a majority of our trustees, including a majority of our independent trustees, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. We may decide to reserve borrowing capacity under our current and any future lines of credit to be used to fund repurchases of our common shares in the event that repurchase requests exceed our operating cash flows and net proceeds from our continuous private offering, to fund debt investments or for any other corporate purpose.

Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of our common shares generally will cause our leverage as a percentage of our net assets to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of our common shares generally will cause our leverage as a percentage of our net assets to increase, at least temporarily. Our leverage as a percentage of our net assets will also increase or decrease with decreases or increases, respectively, in the NAV of our portfolio. If we borrow under a line of credit to fund repurchases of our common shares or for other purposes, our leverage may increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous private offering or sell some of our assets to repay outstanding indebtedness.

There is, however, no limit on the amount we may borrow with respect to any individual investment or, subject to our board of trustees’ oversight, on a portfolio-wide basis. Our board of trustees will periodically review our aggregate borrowings. In connection with such review, our board of trustees may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our investments, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors.

Debt service requirements may deplete cash flows and relatively small changes in the overall value of investments will have a magnified impact on us. If an investment were unable to generate sufficient cash flow to meet principal and interest payments on its indebtedness, the value of our investment in such investment would be significantly reduced or even eliminated. The amount of debt financing may restrict the amount of funds available for distribution to investors. In addition, the terms of any debt financing may contain covenants that, among other things, might restrict our operations or activities or our investments.

We use repurchase agreements to finance our investments, which may expose us to risks that could result in losses, including due to cross-defaults and cross-collateralization under warehouse repurchase and credit facilities.

We finance our acquisition and origination of mortgage loans, mezzanine loans and other portfolio assets under warehouse repurchase and credit facilities with various lenders. Such repurchase and credit facilities are entered into by special purpose vehicles directly or indirectly owned and controlled by us (or us and one or more Other Accounts). Although each transaction under our repurchase agreements has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate, our financing subsidiaries remain exposed to the credit risk of each asset because they must purchase the asset from the applicable counterparty on a specified date. In addition, repurchase agreements involve the risk that the counterparty may liquidate the assets underlying the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. Furthermore, the counterparty may require us to provide additional margin in the form of cash or other forms of collateral under the terms of the applicable repurchase agreement. In addition, the interest costs and other fees associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

We also provide guaranties to the lenders under which we guarantee amounts of the balance outstanding from time to time under such repurchase and credit facilities by the special purpose vehicle sellers or borrowers. We are also liable under such guaranties for customary “bad-boy” events. Other Accounts are expected to receive the benefit of such guarantees, although as such funds, vehicles or accounts are not expected to agree to participate in guarantee arrangements in negotiating to participate in a transaction, such funds, vehicles or accounts are not expected to bear a commensurate percentage of potential liability under such guarantees. The repurchase and credit facilities include customary cross-default provisions pursuant to which the occurrence of an event of default under any such facility (including breach of a financial covenant applicable to us under a guaranty) will trigger an event of default under all of the repurchase and credit facilities and allow the lenders to accelerate payment of all obligations due under such facilities. In addition, all loans and assets subject to repurchase transactions or pledged under an individual repurchase or credit facility are cross-collateralized as security for such facility. Thus, the poor performance or non-performance of an individual loan or asset included as collateral for a repurchase or credit facility could result in us losing our interests in all loans and assets in the collateral pool for such facility.

For our borrowed money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

We use leverage to finance the acquisition of a portion of our investments with credit facilities and other borrowings. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common shares. If the value of our assets increases, leverage would cause the NAV attributable to each of the classes of our common shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of advisory fees payable to the Advisors.

Changes in interest rates may affect our cost of capital and net investment income.

Since we use debt to finance a portion of our investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the performance fee hurdle rate which is used for purposes of calculating the performance fees payable to the Advisors and may result in a substantial increase of the amount of such performance fees.

We may not be able to access financing sources on attractive terms which could adversely affect our ability to execute our business plan.

We require significant outside capital to fund and grow our business, including warehouse loans and other financing. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the relatively recent global credit crisis and, despite some recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital, other than those currently utilized by us, will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.

We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.

Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.

We may utilize non-recourse securitizations to finance our investments, which may expose us to risks that could result in losses.

We may utilize non-recourse securitizations of certain of our investments to generate cash for funding new investments and for other purposes. Such financing generally involves creating a special purpose vehicle, contributing a pool of our investments to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of portfolio investments. Prior to any such financings, we may use other financing facilities to finance the acquisition of investments until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CLO. The inability to consummate securitizations to finance our investments could require us to seek other forms of less attractive financing, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. The inability to securitize our portfolio may hurt our performance and our ability to grow our business.

Restrictive covenants relating to our operations may have adverse effects on us.

A credit facility lender may impose restrictions on us that would affect our ability to incur additional debt, originate loans, reduce liquidity below certain levels, make distributions to our shareholders and impact our flexibility to determine our operating policies and investment strategies. For example, our loan agreements may contain negative covenants that limit, among other things, our ability to distribute more than a certain amount of our net cash flow to our shareholders, dispose of or refinance loans and enter into transactions with affiliates. In addition, our loan agreements may contain negative covenants that limit leverage beyond certain amounts contrary to our leverage ratio goals. If we fail to meet or satisfy any of these covenants, we would be in default under such agreements, and a lender could elect to declare outstanding amounts due and payable, terminate its commitment, require the posting of additional collateral and/or enforce its interests against existing collateral.

Risks Related to our Relationship with the Advisors and the Dealer Manager

We depend on the Advisors to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisors could have a material adverse effect on our business and ability to achieve our investment objectives.

Our success is dependent upon our relationship with, and the performance of, the Advisors in the acquisition and management of our real estate debt portfolio and our corporate operations. The Advisors may suffer or become distracted by adverse financial or operational problems in connection with its business and activities unrelated to us and over which we have no control. Should the Advisors fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.

The termination or replacement of the Advisors could trigger a repayment event under the terms of any future indebtedness.

The termination or replacement of the Advisors may trigger repayment of outstanding amounts under any indebtedness. If a repayment event occurs with respect to any such indebtedness, our results of operations and financial condition may be adversely affected.

The Advisors have agreed that, in the event an Advisory Agreement terminates at the end of a two year term as a result of the Company giving notice that it will not renew such Advisory Agreement at the end of such term the other Advisor will voluntarily resign its position as Advisor effective as of the termination of the other Advisor’s Advisory Agreement.

The Advisors’ inability to retain the services of key real estate professionals could hurt our performance.

Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Advisors, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Advisors, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Advisors have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Advisors’ ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Advisors lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

The success of our private offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.

The dealer manager for our private offering is BlackRock Investments, LLC. The success of our private offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute common shares in our private offering, we may not be able to raise adequate proceeds through our private offering to implement our investment strategy. In addition, the Dealer Manager may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our private offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through our private offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

We do not own the “BlackRock” or “Monticello” names, but we may use them as part of our corporate name pursuant to the trademark license agreements. Use of the names by other parties or the termination of our trademark license agreement may harm our business.

The Advisors have permitted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “BlackRock Monticello Debt Real Estate Investment Trust.” Accordingly, we have a right to use this name for so long as the Advisors (or another affiliate of the license-holder of the BlackRock or Monticello name (the “Licensor”)) serves as our Advisors (or another advisory entity) and the Advisors remain affiliates of the Licensor. The Licensor and its affiliates, such as the Advisors, will retain the right to continue using the “BlackRock” and “Monticello” name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “BlackRock” or “Monticello” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, the Advisors or others, including as a result of any disputes between the Licensor and third parties with respect to the use of such names. We may also be required to, among other things, change our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

We may face risks arising from an Advisor credit event.

Although the Company and the Advisors are separate legal entities from BlackRock, Inc. and MONTICELLOAM, LLC, in the event that BlackRock, Inc. or MONTICELLOAM, LLC were to experience material financial distress or a downgrade in its respective credit rating, or if there were a change of control of BlackRock, Inc. or MONTICELLOAM, LLC, the Company could nonetheless be adversely affected. In that regard, financial distress, a credit rating downgrade or change of control of BlackRock, Inc., the BlackRock Advisor or MONTICELLOAM, LLC, the Monticello Advisor, could cause the applicable Advisor to have difficulty retaining personnel, increase the potential that BlackRock, Inc. or MONTICELLOAM, LLC, as applicable, would default on its commitment to invest in or alongside the Company or otherwise adversely affect the Company and their respective abilities to achieve its investment objectives. Such an event may also cause a default with respect to the indebtedness incurred by the Company.

We may face risks arising from certain claims against BlackRock, Monticello and/or certain regulatory investigations.

BlackRock and Monticello act as asset managers and manage multiple investment funds. Given the broad spectrum of operations of BlackRock, Monticello and their respective affiliates, claims (or threats of claims), and governmental investigations, audits and inquiries, can and do occur in the course of its and its affiliates’ (including the Advisors’) business. Such claims and governmental investigations, inquiries and audits may impact the Company, including by virtue of reputational damage to BlackRock and/or Monticello. The unfavorable resolution of such items could result in criminal or civil liability, fines, penalties or other monetary or non-monetary remedies that could negatively impact BlackRock and Monticello. While BlackRock and Monticello have implemented policies and procedures to protect against non-compliance with applicable rules and regulations, there is no guarantee that such policies and procedures will be adequate in all instances or will protect BlackRock and Monticello in all instances.

The Advisors may be subject to non-compete agreements or other restrictive covenants.

BlackRock, Monticello, the Advisors or any of their respective affiliates may enter into non-compete agreements in connection with certain investments by the Company or Other Accounts limiting, or preventing altogether, the Company’s ability to make investments in certain industries or geographic regions that the Company otherwise would make.

Certain investors may enter into side letters with us, which may provide for different terms for their investment in the Company.

Side letters may be entered into with shareholders which have the effect of establishing rights under or supplementing the terms of the Declaration of Trust, and such terms may therefore differ from the terms summarized herein.

As such, the terms and conditions of one shareholder’s investments in the Company may differ to those of another shareholder. Side letters may modify or supplement the terms of the interests held by such shareholder(s), and such terms may therefore differ from the terms described herein. For example, and without limitation to any associated provisions described herein, the terms of side letters may deal with: arrangements with respect to waivers, rebates, reductions or other modifications of the management fee and/or performance fee; minimum and additional subscription amounts; “most favored nation” rights (i.e., the right to receive favorable rights or economic arrangements that may be afforded to other shareholders); notice periods; consent rights; modifications to the applicable shareholder’s subscription agreement; and certain other rights and privileges.

Such arrangements generally will be based on factors such as the size of a shareholder’s subscription, the timing of a shareholder’s subscription, a shareholder’s existing relationship with the Advisors or any particular regulatory or legal considerations applicable to a shareholder; provided, that the Advisors may enter into such arrangements for any reason it deems necessary advisable, desirable or convenient. As a result, returns may vary from shareholder to shareholder depending on any arrangements applicable to a given shareholder’s investment in the Company. In addition, but without limitation, some shareholders that demonstrate a relevant regulatory requirement, may receive preferential terms pertaining to that requirement, such as receipt of certain Company information on an accelerated basis.

Risks Related to Conflicts of Interest

Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.

Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of BlackRock, Monticello, the Dealer Manager, the Advisors and their affiliates. The following risk factors enumerate certain but not all potential conflicts of interest that should be carefully evaluated before making an investment in us. BlackRock, Monticello, and BlackRock and Monticello personnel may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Advisors) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Advisors) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and BlackRock or Monticello or their affiliates will require approval by a majority of our trustees, including a majority of our independent trustees, not otherwise interested in the transaction in accordance with our Declaration of Trust. There can be no assurance that our board of trustees or BlackRock will identify or resolve all conflicts of interest in a manner that is favorable to us.

The Advisors face conflicts of interest because the fees they receive for services performed are based in part on our NAV, which the Advisors are ultimately responsible for reviewing and approving.

The Advisors are paid the management fee for their services that are based on the value of our portfolio of investments as determined in connection with our determination of NAV, which is calculated by the Administrator and reviewed and approved by the Advisors in accordance with our valuation guidelines. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Advisors may benefit by us retaining ownership of our assets at times when our shareholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the then-current transaction price of common shares on a given date may not accurately reflect the value of our portfolio, and common shares may be worth less than the then-current transaction price.

The management fee, performance fee and origination fees may not create proper incentives or may induce the Advisors and their affiliates to make certain investments, including speculative investments that increase the risk of our portfolio.

We pay the Advisors the management fee regardless of the performance of our portfolio. The Advisors’ entitlement to the management fee, which is not based upon performance metrics or goals, might reduce their incentive to devote their time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Advisors the management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

The performance fee may create an incentive for the Advisors to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation.

The origination fee may create an incentive for the Advisors to structure the loan with a lower rate of interest if it will result in a higher origination fee than it would otherwise make in the absence of such origination fee.

Because the management fee is based on our NAV, the Advisors may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, which would, in each case, increase amounts payable to the Advisors.

BlackRock and Monticello personnel work on other projects and conflicts may arise in the allocation of personnel between us and other projects.

The Advisors and their affiliates will devote such time as shall be necessary to conduct our business affairs in an appropriate manner. However, a core group of professionals will devote substantially all of their business time not only to our activities but also to the activities of several other investment vehicles and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts and investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Advisors and their affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

BlackRock and Monticello are subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to their multiple business lines, which may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.

BlackRock, Monticello and their affiliates are involved in a number of other businesses and activities, which may result in conflicts of interest or other obligations that are disadvantageous to us. Specified policies and procedures implemented by BlackRock and Monticello to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will from time to time reduce the synergies across BlackRock and Monticello’s various businesses that we expect to draw on for purposes of pursuing attractive investment opportunities. Because BlackRock and Monticello have many different asset management businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and subject to more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, the Advisors have implemented certain policies and procedures (e.g., information walls) that reduce the positive synergies that we expect to utilize for purposes of finding attractive investments. For example, the Advisors will from time to time come into possession of material, non-public information with respect to companies in which its other business lines may be considering making an investment or companies that are clients of the Advisors. As a consequence, that information, which could be of benefit to us, might become restricted to those respective businesses and otherwise be unavailable to us. In addition, to the extent that the Advisors are in possession of material, non-public information or is otherwise restricted from trading in certain securities, we and the Advisors generally also are deemed to be in possession of such information or otherwise restricted. This could reduce the investment opportunities available to us, prevent us from exiting an investment or otherwise limit our investment flexibility. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Other Account has or has considered making an investment or which is otherwise a client of BlackRock or Monticello will from time to time restrict or otherwise limit our ability to make investments in or otherwise engage in businesses or activities competitive with such companies. BlackRock and Monticello may enter into one or more strategic relationships, in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.

The Advisors and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with BlackRock and Monticello. In the ordinary course of their business activities, the Advisors and their affiliates may engage in activities where the interests of certain divisions of the Advisors and their affiliates or the interests of their clients may conflict with the interests of our shareholders. Certain of these divisions and entities affiliated with the Advisors have or may have an investment strategy similar to ours and therefore may engage in competing activities with us.

BlackRock and Monticello engage various advisors and operating partners who may co-invest alongside us, and there can be no assurance that such advisors and operating partners will continue to serve in such roles.

BlackRock and Monticello engage and retain strategic advisors, consultants, senior advisors, executive advisors and other similar professionals who are not employees or affiliates of BlackRock or Monticello and who may, from time to time, receive payments from, or allocations with respect to, portfolio entities (as well as from BlackRock or Monticello or us). In such circumstances, such payments from, or allocations with respect to, us and our underlying assets will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by BlackRock or Monticello, be deemed paid to or received by BlackRock or Monticello. These strategic advisors, senior advisors, consultants, executive advisors or other professionals may have the right or may be offered the ability to co-invest alongside us, including in those investments in which they are involved, or otherwise participate in equity plans for management of any such portfolio entity, which may have the effect of reducing the amount invested by us in any property. Additionally, and notwithstanding the foregoing, these senior advisors, consultants and other professionals as well as current and former chief executive officers of BlackRock and Monticello portfolio entities, may be (or have the preferred right to be) investors in various BlackRock and Monticello portfolio entities or Other Accounts. The nature of the relationship with each of the strategic advisors, consultants, executive advisors and other professionals and the amount of time devoted or required to be devoted by them varies considerably. In certain cases, they provide the Dealer Manager and the Advisors with industry-specific insights and feedback on investment themes, assist in transaction due diligence, make introductions to and provide reference checks on management teams. In other cases, they may take on more extensive roles and serve as executives or trustees on the boards of various entities or contribute to the origination of new investment opportunities. In certain instances, BlackRock may have formal arrangements with these senior advisors, executive advisors, consultants, management teams for operating platforms or other professionals (which may or may not be terminable upon notice by any party), and in other cases the relationships may be more informal. They may be compensated (including pursuant to retainers and expense reimbursement) from BlackRock, Monticello, us or portfolio properties or otherwise uncompensated unless and until an engagement with a portfolio property develops. In certain cases, they have certain attributes of BlackRock or Monticello “employees” (e.g., they may have dedicated offices at BlackRock or Monticello, have a BlackRock or Monticello email address, participate in general meetings and events for BlackRock or Monticello personnel, work on BlackRock or Monticello matters as their primary or sole business activity) even though they are not considered BlackRock or Monticello employees, affiliates or personnel for purposes of the Dealer Manager Agreement or Advisory Agreements. There can be no assurance that any of the senior advisors, consultants and other professionals will continue to serve in such roles or continue their arrangements with BlackRock, Monticello or us.

We may purchase assets from or sell assets to the Advisors and their affiliates, and such transactions may cause conflicts of interest.

We have in the past, and may in the future, purchase assets from or sell assets to the Advisors and their affiliates or their respective related parties. These transactions involve conflicts of interest, as BlackRock or Monticello may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction. The purchases and sales referred to in this paragraph are subject to the approval of a majority of trustees (including a majority of our independent trustees) not otherwise interested in the transaction in accordance with our Declaration of Trust.

Certain Other Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Through Other Accounts, BlackRock and Monticello currently invest and plan to continue to invest third-party capital in a wide variety of investment opportunities in the United States and globally. There will be overlap of investment opportunities suitable for the Loan Portfolio, the Liquid Investments Portfolio and other investment opportunities with certain Other Accounts that are actively investing and similar overlap with future Other Accounts. See Item 13. Certain Relationships and Related Transactions, and Director Independence – Potential Conflicts of Interest below. This overlap will from time to time create conflicts of interest. Additionally, in certain circumstances investment opportunities suitable for us will not be presented to us.

With respect to Other Accounts with investment objectives or guidelines that may overlap with ours but that do not have priority over us, investment opportunities are allocated among us and one or more Other Accounts in accordance with BlackRock and Monticello’s prevailing policies and procedures on a basis that the Advisors and their affiliates believe to be fair and equitable to Other Accounts, including the Company, to the fullest extent possible. For additional information, see Item 13. Certain Relationships and Related Transactions, and Director Independence – Potential Conflicts of Interest.

While the Advisors will seek to manage potential conflicts of interest in a fair and reasonable manner as required by the Advisory Agreements, the portfolio strategies employed by the Advisors and their affiliates in managing the Other Accounts could conflict with the strategies employed by the Advisors in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the properties, securities and instruments in which we invest. The Advisors or their affiliates may also give advice to the Other Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours.

The amount of performance-based compensation charged and management fees paid by us may be less than or exceed the amount of performance-based compensation charged or management fees paid by Other Accounts. Such variation may create an incentive for the Advisors or their affiliates to allocate a greater percentage of an investment opportunity to us or such Other Accounts, as the case may be.

Under certain circumstances, the Advisors may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of our prior investments, business or other reasons applicable to us or Other Accounts.

Under certain circumstances, the Advisors may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us or Other Accounts. In addition, the Advisors may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Advisors, or the investment is not appropriate for us for other reasons as determined by the Advisors. In any such case the Advisors could, thereafter, offer such opportunity to other parties, including Other Accounts, portfolio entities, joint venture partners, related parties or third parties. Any such Other Accounts may be advised by a different BlackRock or Monticello business group with a different investment approval process, which could determine an investment opportunity to be more attractive than the Advisors believe to be the case. In any event, there can be no assurance that the Advisors’ assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. BlackRock and Monticello, including their personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Advisors. In some cases, BlackRock or Monticello earn greater fees when Other Accounts participate alongside or instead of us in an investment.

The Advisors make good faith determinations for allocation decisions based on expectations that may prove inaccurate. Information unavailable to the Advisors, or circumstances not foreseen by the Advisors at the time of allocation, may cause an investment opportunity to yield a different return than expected. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. BlackRock is entitled to amend its policies and procedures at any time without prior notice or our consent.

To the extent we acquire investments through joint ventures with Other Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Accounts.

BlackRock or Monticello may have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines in its sole discretion should be divided and allocated among us and Other Accounts. Such allocations generally would be based on its assessment of the expected returns and risk profile of the portfolio and the assets therein. For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain debt that BlackRock or Monticello determine should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among Other Accounts and us acquiring any of the assets, securities and instruments. Similarly, there will likely be circumstances in which we and Other Accounts will sell assets in a single or related transactions to a buyer. In some cases, a counterparty will require an allocation of value in the purchase or sale contract, though BlackRock or Monticello could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our Declaration of Trust, BlackRock and Monticello will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, BlackRock and Monticello will have conflicting duties to us and Other Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives BlackRock and Monticello have with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Accounts.

Our Declaration of Trust renounces our interest or expectancy with respect to business opportunities and competitive activities.

Our Declaration of Trust provides that, to the maximum extent permitted from time to time by Maryland law, and subject to trustees’ applicable standard of conduct, (a) none of our trustees, officers or agents who is also an officer, employee or agent of BlackRock, Monticello, or any of their affiliates is required to present, communicate or offer any business opportunity to us or any of our subsidiaries and (b) any such person shall have the right to hold and exploit any business opportunities or to direct, recommend, offer, sell, assign or otherwise transfer such business opportunity to any person or entity other than us and our subsidiaries. In addition, our Declaration of Trust provides that we renounce our interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunity to the maximum extent permitted from time to time by Maryland law, and subject to trustees’ applicable standard of conduct.

Our Declaration of Trust also provides that any Covered Person may have business interests and engage in business activities similar, in addition to or in competition with those of or relating to us.

We have in the past, and may in the future, co-invest with BlackRock and Monticello affiliates in real estate or other investments and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other Accounts have a different principal investment, conflicts of interest may arise between us and Other Accounts, and the Advisors may take actions that are adverse to us.

We have in the past, and may in the future, co-invest with Other Accounts in investments that are suitable for both us and such Other Accounts. We and the Other Accounts may make or hold investments at different levels of an issuer’s capital structure, which may include us making one or more investments directly or indirectly relating to portfolio entities of Other Accounts and vice versa. To the extent we hold interests that are different (including with respect to their relative seniority) than those held by such Other Accounts, the Advisors and their affiliates may be presented with decisions when our interests and the interests of the Other Accounts are in conflict. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating or with respect to such securities held by such Other Accounts (notwithstanding that if such Other Accounts maintain voting rights with respect to the securities they hold) or, if we do not recuse ourselves, BlackRock or Monticello may be required to take action where it will have conflicting loyalties between its duties to us and to such Other Accounts, which may adversely impact us.

Other Accounts may also participate in a separate tranche of a financing with respect to an issuer/ borrower in which we have an interest or otherwise in different classes of such issuer’s securities. In connection with negotiating loans and bank financings in respect of our real estate-related transactions, from time to time BlackRock and Monticello will obtain the right to participate on their own behalf in a portion of the financings with respect to such transactions. If an Other Account has a mezzanine debt investment with respect to the same issuer to whom we have made a mortgage loan, BlackRock or Monticello may have conflicting loyalties between their duties to us and to other affiliates. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. To the extent we hold an equity interest or an interest in a loan or debt security that is different (including with respect to their relative seniority) than those held by such Other Accounts, the Advisors and their affiliates may have limited or no rights with respect to decisions when our interests and the interests of the Other Accounts are in conflict, and BlackRock or Monticello may have conflicting loyalties between their duties to us and to other affiliates. In that regard, actions may be taken for the Other Accounts that are adverse to us. There can be no assurance that any such conflict will be resolved in our favor and BlackRock or Monticello may be required to take action where it will have conflicting loyalties between its duties to us and to Other Accounts, which may adversely impact us.

In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by the other affiliates participating in the transaction. In addition, it is possible that in a bankruptcy proceeding our interest may be subordinated or otherwise adversely affected by virtue of such Other Accounts’ involvement and actions relating to its investment.

BlackRock and Monticello may raise or manage Other Accounts, which could result in the reallocation of BlackRock and Monticello personnel and the direction of potential investments to such Other Accounts.

BlackRock and Monticello reserve the right to raise and/or manage Other Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space

(e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real estate debt and real estate-related debt securities investment opportunities with certain Other Accounts that are actively investing and similar overlap with future Other Accounts. The closing of an Other Account could result in the reallocation of BlackRock and Monticello personnel, including reallocation of existing real estate professionals, to such Other Account. In addition, potential investments that may be suitable for us may be directed toward such Other Account.

BlackRock and Monticello’s potential involvement in financing a third party’s purchase of assets from us could lead to potential or actual conflicts of interest.

We may from time to time dispose of all or a portion of an investment by way of a third-party purchaser’s bid where BlackRock, Monticello or one or more Other Accounts is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This may include the circumstance where BlackRock, Monticello or one or more Other Accounts is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from us. Such involvement of BlackRock, Monticello or one or more Other Accounts as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from us may give rise to potential or actual conflicts of interest.

Certain principals and employees may be involved in and have a greater financial interest in the performance of other BlackRock or Monticello funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.

Certain of the principals and employees of the Advisors and the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our portfolio. Such individuals may serve in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a board of trustees (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The other managed accounts and investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Advisors may have a greater financial interest in the performance of such other funds or accounts than our performance. Such involvement may create conflicts of interest in making investments on our behalf and such other funds and accounts. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to us and such organizations.

The Advisors may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Advisors, BlackRock or Monticello on more favorable terms than those payable by us.

Certain advisors and other service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) that provide goods or services to us, BlackRock, Monticello or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with BlackRock, Monticello and their other businesses. Such advisors and service providers may be investors in us, affiliates of the Dealer Manager or the Advisors, sources of investment opportunities or co-investors or commercial counterparties or entities in which BlackRock, Monticello or Other Accounts have an investment, and payments by us may indirectly benefit BlackRock, Monticello or such Other Accounts. Additionally, certain employees of the Advisors may have family members or relatives employed by such advisors and service providers. The Advisors or their affiliates may also provide administrative services to us. These relationships may influence us, BlackRock, Monticello and the Advisors in deciding whether to select or recommend such a service provider to perform services for us or a portfolio property (the cost of which will generally be borne directly or indirectly by us or such portfolio property, as applicable).

It is expected that certain BlackRock and Monticello affiliates will also provide other services in respect of our investments from time to time, including, but not limited to administrative corporate services. Employees of these affiliates may also act as our executive officers and may also receive performance-based compensation in respect of our investments. The fees and expenses of such BlackRock and Monticello-affiliated service providers (and, if applicable, their employees) are borne by our investments and there is no related offset to the management fee we pay to the Advisors. While BlackRock and Monticello believe that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties (even in jurisdictions where insurance rates are statutorily determined), there is an inherent conflict of interest that may incentivize BlackRock and Monticello to engage their affiliated service provider over a third party.

Notwithstanding the foregoing, transactions relating to our real estate debt and real estate-related debt securities that require the use of a service provider generally is allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Advisors believe to be of benefit to us. Service providers or their affiliates often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by us are different from those used by BlackRock, Monticello and their affiliates, the Advisors or their affiliates may pay different amounts or rates than those paid by us. However, the Advisors and their affiliates have a longstanding practice of not entering into any arrangements with service providers that could provide for lower rates or discounts than those available to us, or other BlackRock or Monticello investment vehicles for the same services.

The personnel of the Dealer Manager and the Advisors may trade in securities for their own accounts, subject to restrictions applicable to BlackRock and Monticello personnel.

The officers, trustees, members, managers and employees of the Dealer Manager and the Advisors may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law and BlackRock and Monticello policies, or otherwise determined from time to time by the Dealer Manager or the Advisors. Such personal securities transactions and investments could, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.

The Advisors and their affiliates could take actions that materially adversely affects the Company.

The Advisors could take action that materially adversely affects the Company. For example, an Advisor, in its capacity as the controlling shareholder of the issuer of one of the Company’s investments, may restrict distributions, redemptions or withdrawals or make purchase and sale decisions with respect to such investment notwithstanding adverse effects on the Company. BlackRock may also restrict the Company’s participation in certain votes held by issuers as a result of the Company’s affiliation with the investment. In addition, the Company may make decisions with respect to such investment that benefit other investors in such investment, all of which may have an adverse effect on the Company.

We expect to have a diverse shareholder group and the interests of our shareholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.

Our shareholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Advisors or their affiliates that may participate in the same investments as us. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring financing, tax profile and timing of disposition of investments. The Advisors may as a result have conflicts in making these decisions, which may be more beneficial for one or more (but not all) shareholders than for other shareholders. In addition, we may make investments that may have a negative impact on related investments made by the shareholders in separate transactions. In selecting and structuring investments appropriate for us, the Advisors consider our investment and tax objectives (including qualification as a REIT) and those of our shareholders (and those of investors in other investment vehicles managed or advised by the Advisors or their affiliate) as a whole, not the investment, tax or other objectives of any shareholders individually.

The Advisors will be required to decide whether certain costs and expenses are to be borne by us, on the one hand, or the Advisors or one or more Other Accounts on the other hand, and whether certain costs and expenses should be allocated between or among us, on the one hand, and one or more Other Accounts, on the other hand.

From time to time, the Advisors will be required to decide whether costs and expenses are to be borne by us, on the one hand, or the Advisors (pursuant to the terms of the Advisory Agreements) or one or more Other Accounts, on the other hand, and whether certain costs and expenses should be allocated between or among us, on the one hand, and one or more Other Accounts, on the other hand. The Advisors intend to generally allocate expenses that are applicable to both us and any Other Account, as applicable, on a pro rata basis (on a basis that is most equitable among such parties). There can be no assurance that a different manner of allocation would not result in us, any Other Account, or any other client of BlackRock, Monticello or their affiliates bearing less (or more) expenses. If the expenses incurred in connection with a particular matter should be borne in part by us and in part by the Advisors, then such expenses will be allocated between us and the Advisors as determined by the Advisors to be fair and equitable under the circumstances over time.

Risks Related to our REIT Status and Certain Other Tax Items

Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.

We intend to elect and to qualify to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2025. We do not intend to request a ruling from the IRS that we qualify to be taxed as a REIT. The U.S. federal income tax laws governing REITs are complex. Judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax and applicable state and local income tax on our taxable income at regular corporate income tax rates, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions and the Treasury regulations promulgated thereunder for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

Our board of trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.

Our Declaration of Trust authorizes our board of trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of trustees has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may cause a reduction in the total return to our shareholders.

Ordinary dividends paid by REITs generally do not qualify for the reduced tax rates applicable to “qualified dividend income.”

Dividends paid by C corporations to domestic shareholders that are individuals, trusts and estates currently are generally taxed at a maximum U.S. federal income tax rate of 20% as qualified dividend income. Dividends payable by REITs, however, are generally not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividend income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in shares of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of qualified REIT dividends received by non-corporate U.S. shareholders.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.

To qualify as a REIT, we must distribute to our shareholders each year dividends equal to at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with U.S. GAAP). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income (including net capital gain). In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than minimum amounts specified under U.S. federal income tax laws. We intend to make distributions to our shareholders in a manner that will satisfy the REIT 90% distribution requirement and avoid corporate income tax and the 4% nondeductible excise tax.

Our taxable income may substantially exceed our net income as determined based on U.S. GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income on mortgage loans, mortgage-backed securities and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower either directly or indirectly. As a result of amendments to a debt investment, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to the amendments. We may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders. We generally will be required to take certain amounts into income no later than the time they are reflected on certain financial statements. We may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirement in certain circumstances.

In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be applied to make investments or repay debt or (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirement. Thus, compliance with the REIT distribution requirement may hinder our ability to grow, which could adversely affect the value of our common shares. We may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

The ownership limits that apply to REITs, as prescribed by the Code and by our Declaration of Trust, may restrict our business combination opportunities.

In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to be taxed as a REIT. Additionally, 100 or more persons must beneficially own our shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Our Declaration of Trust, with certain exceptions, authorizes our board of trustees to take such actions as are necessary or appropriate to preserve our qualification as a REIT. Our Declaration of Trust also provides that, unless exempted by our board of trustees prospectively or retroactively, no person may own more than 9.9% by value or number of shares, whichever is more restrictive, of our outstanding common shares or 9.9% in value or number of shares, whichever is more restrictive, of the outstanding shares of all classes and series. Our board of trustees may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limits or establish a different limit on ownership, or excepted holder limit, for a particular shareholder if the shareholder’s ownership in excess of the ownership limits would not result in our being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of our Company that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In addition, any domestic TRSs we own will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including domestic TRSs. In addition, transactions between a TRS and the associated REIT must be at arm's length as a REIT may be subject to a 100% tax to the extent it improperly allocates income and deductions between the REIT and the TRS. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our shareholders.

Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities or financing or hedging strategies.

Any income from a hedging transaction we enter into (1) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the U.S. Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, (2) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests (as discussed further below), or (3) to hedge existing hedging transactions after all or part of the hedged indebtedness or property has been disposed of, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, will not constitute gross income for purposes of the 75% or 95% gross income tests. Our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income (excluding for this purpose, gross income from qualified hedges). In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income (excluding for this purpose, gross income from qualified hedges). As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise not want to bear. We may even be required to altogether forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.

Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, as well as shares of another REIT. The remainder of our investment in securities (other than government securities, qualified real estate assets or securities of a TRS of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will generally be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets or securities of a TRS of ours) can consist of the securities of any one issuer, no more than 25% of the value of our total securities can be represented by stock and securities of one or more TRSs, and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

We may choose to pay distributions in the form of our own shares, in which case our shareholders may be required to pay income taxes in excess of the cash distributions received.

We may make taxable distributions that are payable in cash or our shares. Shareholders (that are not otherwise exempt from U.S. federal income tax) receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay income taxes with respect to such distributions in excess of the cash distributions received. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the NAV per share of our common shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to the shares sold that could not be used to offset such dividend income.

Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares.

Characterization of any repurchase agreements we enter into to finance our portfolio assets as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

We enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

We may originate or acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may originate or acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire interests in debt instruments in the secondary market for less than their face amount. The discount at which such interests in debt instruments are acquired may reflect doubts about the ultimate collectability of the underlying loans rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on certain debt instruments may be made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions in a subsequent taxable year.

Similarly, some of the securities that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such securities will be made. If such securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

Finally, in the event that any debt instruments or other securities acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Due to each of these potential timing differences between income recognition or expense deduction and the related cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other actions to satisfy the REIT distribution requirements.

Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our shareholders.

We may enter into financing transactions that could result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. If we were to enter into such a transaction, the IRS has asserted that we would be taxed at the highest U.S. federal corporate income tax rate on a portion of the income, referred to as “excess inclusion income,” that is allocable to shareholders that are “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common shares owned by “disqualified organizations” are held in record name by a broker-dealer or other nominee, the broker-dealer or other nominee would be liable for the U.S. federal corporate level tax on the portion of our excess inclusion income allocable to the common shares held by the broker-dealer or other nominee on behalf of the “disqualified organizations.” A regulated investment company (“RIC”) or other pass-through entity owning our common shares in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.

In addition, if we realize excess inclusion income, our shareholders will be subject to special tax rules with respect to their allocable shares of our excess inclusion income. For example, excess inclusion income cannot be offset by net operating losses of our shareholders. If a shareholder is a tax-exempt entity and not a disqualified organization, excess inclusion income is fully taxable as unrelated business taxable income. If a shareholder is a non-U.S. person, excess inclusion income would be subject to a 30% withholding tax without any reduction or exemption pursuant to any otherwise applicable income tax treaty. If the shareholder is a REIT, RIC, common trust fund or other pass-through entity, their allocable share of our excess inclusion income could be considered excess inclusion income of such entity.

Distributions or gain on sale may be treated as unrelated business taxable income to U.S. tax-exempt investors in certain circumstances.

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools and the allocation of “excess inclusion income,” (2) we are a “pension-held REIT,” (3) a U.S. tax-exempt shareholder has incurred debt to purchase or hold our common shares, or (4) any residual real estate mortgage investment conduit interests we hold or any of our qualified REIT subsidiaries that is treated as a taxable mortgage pool generate “excess inclusion income,” then a portion of the distributions to a U.S. tax-exempt shareholder and, in the case of condition (3), gains realized on the sale of common shares by such tax-exempt shareholder, may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax unless a safe harbor exception applies. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.

Liquidation of our assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our portfolio assets to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets in transactions that are considered to be prohibited transactions.

Our ownership of, and relationship with, any TRS which we may form or acquire will be subject to limitations, and a failure to comply with the limitations could jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Although we monitor our investments in TRSs, there can be no assurance that we will be able to comply with the 25% limitation or avoid the application of the 100% excise tax, each as discussed above.

Investments in certain financial assets will not qualify as “real estate assets” or generate “qualifying income” for purposes of the 75% real estate asset and gross income qualification requirements and, as a result, our ability to make such investments will be limited.

To qualify as a REIT for U.S. federal income tax purposes, we must comply with certain asset and gross income qualification requirements. Because of these REIT qualification requirements, our ability to acquire certain financial assets such as asset-backed securities, or ABS, will be limited, or we may be required to make such investments through a TRS. In the event that we were to make such an investment through a domestic TRS, any income or gain from such ABS would generally be subject to U.S. federal, state and local corporate income tax, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our shareholders. Our ability to make such investments through a TRS is limited, however, because of the REIT qualification requirement that no more than 25% of the value of our total assets can be comprised of stock and securities held by us in TRSs, and that 75% of our gross income must come from certain specified real estate sources.

Legislative, regulatory or administrative changes could adversely affect us, our shareholders or our borrowers.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our shareholders or our borrowers.

Further changes to the tax laws are possible. In particular, the U.S. federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time. There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or the tax impact to a shareholder of an investment in our common shares.

Investors are urged to consult with their tax advisor with respect to the impact of any regulatory or administrative developments and proposals and their potential effect on an investment in our common shares.

Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.

We may be limited in our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for net business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, depreciation, amortization, net operating losses, and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for net business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

Shareholders who participate in the distribution reinvestment plan will recognize taxable income in the amount they would have received had they elected not to participate, even though they receive no cash.

Shareholders who participate in the distribution reinvestment plan will recognize taxable income in the amount they would have received had they elected not to participate, even though they receive no cash. These deemed distributions will be treated as actual distributions from us to the participating shareholders and will retain the character and U.S. federal income tax effects applicable to all distributions. Shares received under the plan will have a holding period beginning with the day after purchase, and a U.S. federal income tax basis equal to their cost, which is the gross amount of the deemed distribution.

Foreclosures may impact our ability to qualify as a REIT and minimize tax liabilities.

If we foreclose, or consider foreclosing, on properties securing defaulted loans that we hold, we will have to consider the impact that taking ownership of such properties would have on our ability to continue to qualify to be taxed as a REIT and any tax liabilities attributable thereto if we continue to qualify as a REIT. In certain cases, the operation of real property will not generate qualifying rents from real property for purposes of the gross income tests, e.g., income from operation of a hotel. In certain circumstances, we will be able to make an election with the IRS to treat property we take possession of in a foreclosure as “foreclosure property.” If, and for so long as, such property qualifies as “foreclosure property,” income therefrom is treated as qualifying income for purposes of both gross income tests and gain from the sale of such property will not be subject to the 100% prohibited transaction tax for dealer sales (other than sales that are not subject to such tax as a result of qualifying for a statutory safe harbor), regardless of how short our holding period in such property is when we sell such property or other dealer sales considerations. On the other hand, net income with respect to a property for which we’ve made a foreclosure property election that would not otherwise be qualifying income for purposes of the gross income tests will be taxed at the highest U.S. federal corporate income tax rate. In certain circumstances, the IRS might argue that a particular property did not qualify for a foreclosure property election or that its status as foreclosure property terminated while we believed it continued to qualify, possibly causing us to fail one or both gross income tests or causing any gain from the sale of such property to be subject to the prohibited transaction tax.

Risks Related to Plan Investors

If the fiduciary of an employee benefit plan or plan subject to ERISA or the Code fails to meet the fiduciary and other standards under ERISA, the Code or applicable statutory common law as a result of an investment in our common shares, the fiduciary could be subject to penalties.

There are special considerations that apply to investing in our common shares on behalf of a “benefit plan investor” within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”) including a pension, profit sharing, 401(k) or other employer-sponsored retirement plan, health or welfare plan or trust, an IRA and a “Keogh” plan, that are subject to Title I of ERISA and/or Section 4975 of the Code. If you are investing the assets of any of the entities identified in the prior sentence in our common shares, you should satisfy yourself, to the extent applicable, that:

•
the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•
the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•
the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA (to the extent such entity is subject to ERISA) and other applicable provisions of ERISA and the Code;
•
the investment will not impair the liquidity of the trust, plan or IRA;
•
the investment will not produce “unrelated business taxable income” for the trust plan or IRA;
•
our shareholders will be able to value the assets of the plan in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•
the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common shares constitutes a non-exempt prohibited transaction under Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount involved.

We may encounter risks arising from provision of managerial assistance.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” (each within the meaning of ERISA and the Plan Asset Regulations). In this regard, we may elect to operate the Company as a “venture capital operating company” (“VCOC”) or a “real estate operating company” (“REOC”), each within the meaning of the Plan Asset Regulations. Operating the Company as a VCOC would require that the Company obtain rights to substantially participate in or influence the conduct of the management of a number of the Company’s investments, and in the case of operating as a REOC, participating in the management and development activities of the underlying real estate. Such rights could expose the assets of the Company to claims by a portfolio company, its security holders and its creditors. While the Company intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded. In addition, because the Company may be operated in a manner intended to qualify the Company as a VCOC or REOC in order to avoid holding “plan assets” within the meaning of ERISA, the Company may be restricted or precluded from making certain investments and the Company could be required to liquidate investments at a disadvantageous time, resulting in lower proceeds to the Company than might have been the case without the need for such compliance.

If our assets at any time are deemed to constitute “plan assets” within the meaning of ERISA and the Plan Asset Regulations, that may lead to our being subject to certain ERISA and Code requirements.

As noted above, we intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” (each within the meaning of ERISA and the Plan Asset Regulations). If, notwithstanding our intent, our assets were deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” within the meaning of ERISA or the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Advisors and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the benefit plan investor any profit realized on the transaction and (ii) reimburse the benefit plan investor for any losses suffered by the benefit plan investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of a benefit plan investor who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of the investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisors. With respect to an

IRA that invests in the Company, the occurrence of a non-exempt prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

We may encounter risks arising from potential control group liability.

Under ERISA, upon the termination of a tax-qualified single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group. A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that the Company holds in one or more of its portfolio entities, the Company itself cannot be considered part of an ERISA controlled group unless the Company is considered to be a “trade or business.” While there are a number of cases that have held that managing investments is not a “trade or business” for tax purposes, the PBGC Appeals Board ruled that a private equity fund was a “trade or business” for ERISA controlled group liability purposes and at least one Federal Circuit Court has similarly concluded that a private equity fund could be a trade or business for these purposes based upon a number of factors including the fund’s level of involvement in the management of its portfolio companies and the nature of any management fee arrangements. If the Company were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the portfolio investments by the Company and/or its affiliates and other co-investors in a portfolio entity and their respective ownership interests in the portfolio entity, that any tax-qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the portfolio entity could result in liability being incurred by the Company, with a resulting appropriation of Company assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain Company assets. Moreover, regardless of whether or not the Company were determined to be a trade or business for purposes of ERISA, a court might hold that one of the portfolio entities in which we are investing could become jointly and severally liable for another portfolio entity’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.

General Risk Factors

The past performance of BlackRock, Monticello, the Advisors and their senior management is not a predictor of our future results.

None of the track record of BlackRock, Monticello, the Advisors and their senior management nor the performance of such persons will imply or predict (directly or indirectly) any level of our future performance. Our performance is dependent upon future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events due to a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics, varying degrees of competition and varying circumstances pertaining to the real estate capital markets.

Insurance on loans and real estate-related securities collateral may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.

We rely upon the accuracy and completeness of information about borrowers, lenders and other counterparties and any misrepresented information or fraud could result in significant financial losses and harm to our reputation.

We will rely on the accuracy and completeness of information about borrowers, lenders and other counterparties, and we may use proprietary and third-party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our borrowers, lenders and other counterparties, and any borrower, lender and other counterparty that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and documentation submitted with the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been had we been provided with accurate data. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. The controls and processes that we use to help us identify misrepresented information in our loan origination operations and in other deals with lenders and counterparties were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may fail to detect all misrepresented information in our operations.

High profile fraudulent activity also could negatively impact our brand and reputation, which could impact our business. In addition, certain fraudulent activity could lead to regulatory intervention and/or increased oversight, which could increase our costs and negatively impact our business.

Risks associated with climate change may adversely affect our business and financial results and damage our reputation.

There is significant concern from certain advocacy groups, governmental agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Certain government authorities, including state governments, and various interest groups are promoting laws and regulations that could limit or require reporting of greenhouse gas emissions due to concerns over contributions to climate change. Such restrictions and requirements could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our operations. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that the United States Environmental Protection Agency has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed greenhouse gas legislative efforts by future Congresses, could result in increased operating costs that we may not be able to effectively pass on to our tenants.

Additionally, sustainability-related concerns and our response to these matters could harm our business and reputation, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering sustainability factors in our investment processes. Governmental, investor and societal attention to sustainability matters, including efforts to expand mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such sustainability-related matters or we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Further, the physical effects of climate change, including extreme weather events such as hurricanes or floods, can also have an adverse impact on the properties underlying our investments, operations and business. For example, properties underlying our investments could be severely damaged or destroyed from either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. Climate change could also increase utility and other costs of operating the properties underlying our investments, including increased costs for energy, water and other supply chain materials, which, if not offset by rising rental income or paid by tenants, could have a material adverse effect on the properties underlying our investments and on our operations and business.

Failure to identify and exclude bad actors could disqualify us from relying on certain rules on which we rely.

We are offering common shares in a private offering, not registered under the Securities Act, or any other securities laws, including state securities or blue sky laws. Our common shares are offered in reliance upon the exemption from registration thereunder provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. If certain persons and entities involved with the offering of the common shares, including any shareholder holding (20%) or more of a fund’s outstanding voting equity securities, are or have been subject to certain criminal convictions, SEC disciplinary orders, court injunctions or similar adverse events (collectively, “bad act determinations”), then in certain instances we may be disqualified from relying upon Rule 506. There is no assurance that efforts to exercise reasonable care to identify and exclude bad actors from participating in the offering will be deemed to be sufficient to comply with these requirements. If we were disqualified from relying upon the exemption from registration provided in Rule 506, there may not be another exemption from registration available under the Securities Act and, consequently, we may not have an exemption from registration under any state securities or blue sky laws. If these exemptions from registration were unavailable, then we may be subject to, and incur significant costs related to, enforcement actions and rescission rights may be available to the shareholders, which if exercised, may require us to liquidate assets earlier and on less advantageous terms than were anticipated at underwriting and/or may cause us to have a more limited amount of capital available for investment, impairing our ability to assemble, manage, retain and harvest a complete and balanced portfolio.

We are being operated pursuant to an exemption or exclusion from the registration requirements under the CFTC regulations.

Although the BlackRock Advisor is registered with the CFTC as a commodity pool operator and a commodity trading advisor, we are being operated pursuant to an exemption or exclusion from the registration requirements under the CFTC regulations, including pursuant to certain no-action relief with respect to mortgage REITs. Therefore, none of the Advisors, BlackRock or Monticello will be required to provide prospective investors with a CFTC compliant disclosure document, nor will they be required to provide investors with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered commodity pool operators, in connection with any offerings of common shares.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially adversely affect our business, results of operations and financial condition.

Registration with the CFTC as a “commodity pool operator” or any change in our operations necessary to maintain our ability to rely upon an applicable exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests that may be treated as “commodity interests” to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

Economic sanction laws may restrict our ability to make certain investments, and any determination of a violation of economic sanction laws may have an adverse impact on our financial condition and operations.

Economic sanction laws in the United States and other jurisdictions may prohibit the Advisors, their professionals and the Company from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may restrict the Company’s investment activities.

In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. The Advisors, their professionals and the Company are committed to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anticorruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may be materially and adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for investments to obtain or retain business.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. While the Advisors have developed and implemented policies and procedures designed to ensure strict compliance by BlackRock and its personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. In addition, in spite of the Advisors’ policies and procedures, issuers and their affiliates, particularly in cases where the Company or another BlackRock- or Monticello-sponsored fund or vehicle does not control such issuer, may engage in activities that could result in FCPA violations. Any determination that BlackRock or Monticello has violated the FCPA or other applicable anti-corruption laws or anti-bribery laws could subject BlackRock or Monticello to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could materially and adversely affect BlackRock’s and Monticello’s business prospects and/or financial position, as well as the Company’s ability to achieve its investment objectives and/or conduct its operations.

Political changes may affect the real estate-related securities markets.

The current regulatory environment in the United States may be impacted by future legislative developments.

Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.

Litigation outcomes may have an adverse impact on us.

In the ordinary course of our business, we may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect our value and may continue without resolution for long periods of time. Any litigation may consume substantial amount of time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The expense of defending claims against us and paying any amounts pursuant to settlements or judgments would be borne by us and would reduce net assets. Our board of trustees will be indemnified by us in connection with such litigation, subject to certain conditions.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company is externally managed by the Advisors and has no employees or internal information systems. Thus, the Company relies on BlackRock, Monticello, their respective affiliates ,as well as the custodian and other service providers to protect the Company’s information from cybersecurity threats. The Advisors review key Company service providers’ compliance and risk management policies and procedures related to cybersecurity matters, evaluate such service providers’ use of information systems, which have the potential to subject the Company to information technology vulnerabilities, and receive reports from the Company’s service providers regarding any cybersecurity threats and incidents.

BlackRock’s Enterprise Risk Management Framework

In part, the Company relies on the enterprise risk management (“ERM”) framework of BlackRock for the Company’s cybersecurity risk management and strategy. The Board of Trustees of the Company periodically receives reports from the BlackRock Advisor regarding BlackRock’s cybersecurity program. Key aspects of the ERM framework are summarized below.

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-lines-of-defense model with cybersecurity operational processes executed by global information security and other teams and dedicated internal audit technology and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, including NIST CSF, FFIEC CAT, FedRAMP, SOC 1/2, ISO 27001/2 and others. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that is designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

•
Governance: As discussed in more detail under the heading “Cybersecurity Governance” below, the oversight by BlackRock’s Board of Directors (“BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock’s Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).
•
Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.
•
Safeguards: BlackRock deploys a range of people, process and technical controls that are designed to protect BlackRock’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi-factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti-malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.
•
Incident Response and Recovery Planning: BlackRock has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate the incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. Such plans are evaluated on a periodic basis.
•
Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which BlackRock does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems or prevent system disruptions or cyberattacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program. BlackRock also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.
•
Education and Awareness: BlackRock’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and to receive communications on BlackRock’s evolving information security policies and procedures.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to the Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

Monticello’s Cybersecurity Framework

Monticello has adopted a standalone Written Information Security Policy (“WISP”) and Incident Response Plan (“IRP”) (collectively referred to as Monticello’s “Cybersecurity Policy”) to address cybersecurity risks and establish procedures to detect and mitigate any potential threats.

Monticello's WISP is a representation of the standards established at Monticello to ensure the confidentiality, integrity, and availability of Monticello’s data. The procedures and guidelines set forth in the WISP were developed to ensure Monticello’s data remains protected in a manner that is consistent with Monticello’s standards. Protecting the systems in which Monticello’s data is processed, stored, or transmitted is of equal importance to Monticello. Monticello's Information Security Team (the “Information Security Team”) is responsible for administering the WISP. The Information Security Team’s duties include, but are not limited to:

•
Distributing the WISP to employees and providing training to employees based on the WISP.
•
Responding to employee inquiries as they pertain to the WISP.
•
Overseeing Monticello’s cybersecurity program and leading incident response efforts.
•
Monitoring for cybersecurity-related legal or regulatory developments.
•
Coordinating with management, IT personnel, and/or legal counsel to discuss cybersecurity related
•
issues or topics.
•
Reviewing and updating the WISP, as necessary or on an annual basis.

Monticello’s external IT Provider (“IT Provider”), manages the network and systems in which Monticello operates. The IT Provider’s responsibilities are specified throughout the WISP. In general, the IT Provider’s duties include, but are not limited to:

•
Configuring systems and controls based on Monticello’s standards
•
Monitoring Monticello’s network
•
Providing assistance and support during an incident

As of December 31, 2025, the Company is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect the Fund's business strategy, results of operations, or financial condition.

Cybersecurity Governance

The Board of Trustees of the Company periodically receives reports from BlackRock and Monticello regarding their respective cybersecurity programs. Team members who support the Company’s information security program have relevant educational and industry experience.

BlackRock’s Cybersecurity Governance

At the BlackRock parent level, BlackRock’s Board is actively engaged in the oversight of BlackRock’s risk management program. The Risk Committee assists BlackRock’s Board with its oversight of BlackRock’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. The Risk Committee receives regular reports on BlackRock’s cybersecurity program, technology resilience risk management and related developments from members of our information security team, including the CISO. BlackRock’s Board and the Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of BlackRock’s Board’s Risk and Audit Committees.

Technology and cybersecurity risks at BlackRock are also overseen by the TRCC, a dedicated management risk governance committee and sub-committee of the firmwide ERC. The chair of the TRCC is appointed by the head of Enterprise Risk Management at BlackRock and its members include the CISO as well as a broad range of senior business stakeholders across BlackRock. The TRCC is responsible for oversight of BlackRock’s technology and cybersecurity risk management practices and helps ensure that technology and cybersecurity risks remain within firmwide risk tolerances and technology and cybersecurity risk issues are escalated as appropriate to the ERC and other committees. The TRCC also reviews any relevant technology and cybersecurity risk related issues and helps ensure that they are appropriately escalated, reported, and remediated.

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2025, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

The CISO and members of the TRCC monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management processes described above, including the operation of BlackRock’s incident response plan.

Monticello’s Cybersecurity Governance

Monticello's IRP provides a framework for how the firm identifies, responds to, and recovers from cybersecurity incidents. The Information Security Team - supported by its IT Provider - leads all investigations and is the primary point of contact when an incident occurs. All employees are expected to report suspicious activity immediately, understand the plan, and participate in cybersecurity training. The IRP defines an "incident" broadly as anything that compromises the confidentiality, integrity, or availability of the firm's systems or data.

The response process is organized into two main operational phases. The first operational phase focuses on detection and analysis - identifying the source, type, and scope of the incident, prioritizing it based on functional impact, information impact, and recoverability, and establishing a communication plan. Notifications to clients, regulators, law enforcement, or other third parties require written approval from the CCO or Controller, and the firm must comply with regulatory requirements such as Regulation S-P, which mandates notifying affected customers within 30 days of a breach. The plan also provides specific guidance for common scenarios like phishing emails, ransomware attacks, lost devices, and compromised credentials.

The second operational phase covers containment, eradication, and recovery - stopping the damage, eliminating the threat, and restoring normal operations. This may involve isolating infected systems, removing malicious code, resetting credentials, restoring backups, and patching vulnerabilities. Once full functionality is confirmed for 24 hours, an "all clear" is declared.

A third and final phase requires a post-incident review, including a lessons-learned meeting and a completed Incident Response Report, to improve Monticello's security practices going forward.

Item 2. Properties.

Our principal office is located at 50 Hudson Yards, New York, NY 10001. As part of the Advisory Agreements, each of the Advisors are responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3. Legal Proceedings.

Neither we nor the Advisors are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us or the Advisors. From time to time, we or the Advisors may be a party to certain legal and regulatory proceedings in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

In our continuous, blind pool private offering, we are offering and selling our common shares pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. There is no established public trading market for our common shares currently, and we do not expect that such a market will ever develop in the future.

Because our common shares are being acquired by investors in our continuous, blind pool offering “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our common shares may not be sold or transferred (i) except as permitted under our Declaration of Trust and (ii) unless the common shares are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in our common shares unless and until we accept their repurchase request. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.

Each class of common shares has different upfront transaction fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights. The following table details the upfront transaction fees and ongoing shareholder servicing fees for the applicable share class:

	Class S shares	Class T shares	Class D shares	Class I shares	Class F-S shares	Class F-D shares	Class F-I shares	Class E shares
Upfront selling commissions and dealer manager fees (% of transaction price)	Up to 3.5%	Up to 3.0%	Up to 1.5%	None	Up to 3.5%	Up to 1.5%	None	None
Shareholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	None	0.85%	0.25%	None	None

For Class S shares and Class F-S shares, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares and Class F-D shares, investors will pay upfront selling commissions of up to 1.5% of the transaction price. However, investors who purchase common shares through certain participating broker-dealers may pay upfront placement fees directly to such participating broker-dealers in lieu of upfront selling commissions indirectly through the BlackRock Investments, LLC (the “Dealer Manager”), in which case such placement fees will not exceed 3.5% of the transaction price, with respect to Class T shares, Class S shares, and Class F-S shares, or 1.5% of the transaction price, with respect to Class D shares and Class F-D shares. There are no upfront selling commissions or dealer manager fees with respect to Class I shares, Class F-I shares or Class E shares.

The Dealer Manager, a registered broker-dealer affiliated with the BlackRock Advisor, serves as the dealer manager for our private offering and is entitled to receive shareholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares, Class S shares and Class F-S shares. For Class T shares, such shareholder servicing fee includes an investment professional shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the investment professional shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares and Class F-D shares, the Dealer Manager is entitled to a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares and Class F-D shares, respectively. There is no shareholder servicing fee with respect to Class I shares, Class F-I shares or Class E shares.

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2025, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

The initial per share purchase price for each class of our common shares sold in this offering will be equal to the most recently determined NAV per share for the Class E shares issued in respect of the Sponsor Investments (as defined below) (which was deemed to be $25.00 until the last calendar day of the month during which we made our first investment), plus applicable upfront selling commissions and dealer manager fees, until such time in which we calculate a NAV for each such class. Thereafter, the purchase price per share of each class will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV for each class of shares will be based on the net asset value of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deductions of any liabilities (including the allocation/accrual of any performance fee (as described below) and the deduction of any ongoing service fees specifically applicable to such class of shares). See “—Net Asset Value Calculation and Valuation Guidelines” for more information about the calculation of NAV per share.

Holders

As of March 26, 2026, there were 136 holders of record of the Company’s Class F-S shares, 277 holders of record of the Company’s Class F-I shares, and 12 holders of record of the Company’s Class E shares.

Net Asset Value Calculation and Valuation Guidelines

The NAV for each class of common shares is calculated by Harmonic Fund Services, in its capacity as our fund administrator (the “Administrator”) with the assistance of the Advisors based on the NAVs of our investments, the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including, as applicable with respect to any particular class of shares, the accrual of any management fees and performance fees to the Advisors, and will also include the deduction of any ongoing shareholder servicing fees specifically applicable to such class of common shares, in all cases as described below.

Valuation Guidelines and the Valuation Committee

Our board of trustees, including a majority of our independent trustees, adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisors and our independent valuation advisor (the “Independent Valuation Advisor”) in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to seek to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, and the Valuation Committee (as defined below) will review the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.

In addition, the Advisors have formed the Valuation Committee (the “Valuation Committee”), which approves the proposed estimates of fair value of the investments underlying the Loan Portfolio, the Company’s debt facility liabilities and, in certain cases, the investments underlying the Liquid Investments Portfolio prepared by the Advisors, in each case, prior to their use by the Administrator and the Advisors in determining our NAV. Each Advisor designates two voting representatives on the Valuation Committee, and these representatives serve as the four voting members of the Valuation Committee, which may also include other non-voting members agreed upon by the Advisors. The Valuation Committee has adopted a charter and procedures that are not inconsistent with our valuation guidelines.

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

Liquid Investments Portfolio Valuation

In general, the Liquid Investments Portfolio will be valued by the Advisors (and, in certain cases, subject to review by the Valuation Committee, as described below) based on market quotations received from the Administrator or at fair value determined in accordance with our valuation guidelines. In certain cases, the valuation of certain investments that comprise the Liquid Investments Portfolio will be provided to the Advisors by third-party valuation agents previously approved by the Valuation Committee. For the purposes of our valuation guidelines, fair value is the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

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

Valuation of Derivative Instruments

In the ordinary course of business, we may hedge interest rate and foreign currency exposure with derivative financial instruments. We report our derivative assets and liabilities at fair value based on evaluated prices from at least one independent pricing service. The pricing service values bilateral interest rate swaps and interest rate caps under the income approach using valuation models. The significant inputs in these models are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts. The pricing service values currency forward contracts under the market approach through the use of quoted market prices available in an active market.

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

For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Advisors through the first anniversary of the initial closing of our private offering which includes investors other than BlackRock, Monticello, the Monticello Investor (as defined below) and the Advisors (the “Initial Retail Closing”), nor (2) operating expenses paid by the Advisors, incurred by us during the period through the first anniversary of the Initial Retail Closing, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisors for these costs.

NAV and NAV Per Share Calculation

Each class of our common shares will have an undivided interest in our assets and liabilities, other than class-specific fees and expenses, such as shareholder servicing fees, the management fee and the performance fee. In accordance with the valuation guidelines, the Administrator will calculate our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) Loan Portfolio and Liquid Investments Portfolio investments and other investments owned by us and (2) any other assets and liabilities. Because shareholder servicing fees, the management fee and the performance fee allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our classes of shares may differ.

The monthly NAV for each class of shares will be based on the fair values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including allocated/accrued management fees, performance fees and the deduction of any shareholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in monthly NAV includes, without limitation, accruals of our net portfolio income, interest expense, the management fee, the performance fee, distributions, unrealized/realized gains and losses on assets and liabilities, any applicable operating, organization and offering expenses and any expense reimbursements. Changes in monthly NAV also includes material non-recurring events, such as capital expenditures and material investments and dispositions occurring during the month. Notwithstanding anything herein to the contrary, the Advisors may in their discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. On an ongoing basis, the Administrator and the Advisors will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. The operating expenses and organization and offering expenses which are advanced by the Advisors to be reimbursed by us will not be included in such calculations until reimbursed to the Advisors.

Following the aggregation of the fair values of our investments, the addition of any other assets and the deduction of any other liabilities, the Administrator incorporates any class-specific adjustments to our NAV, including additional issuances and repurchases of our common shares and accruals of class-specific expenses. For each applicable class of shares, the shareholder servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. The declaration of distributions will reduce the NAV for each class of our common shares in an amount equal to the accrual of our liability to pay such distributions. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

The Advisors have agreed to advance all organization and offering expenses (other than upfront selling commissions, dealer manager fees and shareholder servicing fees) and certain of our operating expenses on our behalf through the first anniversary of the Initial Retail Closing. We will reimburse the Advisors for all such advanced costs and expenses ratably over the 60 months following the first anniversary of the Initial Retail Closing. For purposes of calculating our NAV, the organization and offering expenses and certain operating expenses paid by the Advisors through the first anniversary of the Initial Retail Closing will not be deducted as an expense until reimbursed by the Company. After the first anniversary of the Initial Retail Closing, we will reimburse the Advisors for any organization and offering expenses and operating expenses that it incurs on behalf of us as and when incurred (or promptly thereafter).

The combination of the NAV of each class of our common shares will equal the aggregate fair values of our assets, less our liabilities, including liabilities related to class-specific expenses.

Net portfolio income and unrealized/realized gains on assets and liabilities for any month will be allocated proportionately among the share classes according to the respective NAVs of the classes, inclusive of the impact of the additional issuances and repurchases of our common shares (including additional shares issued via the distribution reinvestment plan) executed at the beginning of the month.

The following table provides a breakdown of the major components of our total NAV as of December 31, 2025.

($ in thousands, except per share data):

Components of NAV	December 31, 2025
Cash and cash equivalents	4,617
Restricted cash	803
Real estate loan investments, at fair value	561,965
Other assets	329
Accrued interest receivable	3,801
Debt obligations, at fair value	(443,213)
Accrued interest and fees payable	(1,042)
Accrued expenses	(2,115)
Operating expenses due to affiliates	(545)
Distribution payable	(1,437)
Shareholder servicing fees payable	(9)
Net asset value	$123,154
Number of outstanding shares	4,909,577

The following table reconciles shareholders’ equity and redeemable common shares per our Consolidated Balance Sheet in accordance with U.S. GAAP to our NAV (dollars in thousands):

$ in Thousands	December 31, 2025
Common shareholder's equity and redeemable common shares	$111,046
Adjustments:
Organizational, offering and other advanced operating expenses due to affiliates (1)	11,016
Shareholder servicing fees payable (2)	1,092
Net asset value	$123,154

(1)
The Advisors have agreed to advance organizational, offering, and other certain operating expenses on the Company's behalf. The Advisors will be reimbursed for such costs over a 60-month period beginning July 1, 2026, the first anniversary date of the Initial Retail Closing. Under U.S. GAAP, these expenses have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as they are repaid to the Advisors over the 60-month reimbursement period.
(2)
Under U.S. GAAP, an estimate of the full cost of the shareholder servicing fees over the estimated investment period of each shareholder in the applicable share class is accrued as an offering cost at the time of share issuance. For purposes of NAV, we recognize the shareholder servicing fee as a reduction of NAV on a monthly basis.

The following table provides a breakdown of our total NAV and NAV per share by class as of December 31, 2025

($ and shares in thousands, except per share data):

NAV per share	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares	Total
Net asset value	$7,805	$102,508	$12,841	$123,154
Number of outstanding shares	311	4,086	512	$4,909
NAV Per Share as of December 31, 2025	$25.11	$25.09	$25.06

Distribution Policy

Any distributions we make will be at the discretion of our board of trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition. As a result, our distribution rates and payment frequency may vary from time to time. You will not be entitled to receive a distribution if your common shares are repurchased prior to the applicable time of the record date.

Our board of trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the REIT requirements. To qualify as and maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains.

Beginning July 31, 2025, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid on or about twenty days after month-end. Each class of our common shares received the same gross distribution per share for the year ended December 31, 2025. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the year ended December 31, 2025:

Record date (1)	Class E Common Shares (2)	Class F-I Common Shares	Class F-S Common Shares
July 31, 2025	$0.1927	$0.1927	$-
August 31, 2025	$0.1927	$0.1927	$-
September 30, 2025	$0.1927	$0.1927	$-
October 31, 2025	$0.1927	$0.1927	$-
November 30, 2025	$0.1927	$0.1927	$-
December 31, 2025	$0.2945	$0.2945	$0.2764
Total	$1.2580	$1.2580	$0.2764

(1)
The Company's first declared dividend distribution for all outstanding shares occurred on July 31, 2025.
(2)
Includes distributions on Class E shares held by the Advisors and/or affiliates

The following table sets forth the dividends per common share that are taxable in the fiscal tax year ended December 31, 2025 and the related tax characterization:

		Tax Characterization of Dividends
	Dividends Declared and Taxable in Current Year	Ordinary Dividends	Return of Capital	Capital Gain Distribution
Class F-I Common Shares	$0.9635	$0.8214	$0.1421	$-
Class E Common Shares	0.9635	0.8214	0.1421	-
Class F-S Common Shares	-	-	-	-

The following table summarizes our distributions declared during the year ended December 31, 2025 (in thousands):

Distributions	Amount	%
Payable in cash	$3,675	77%
Reinvested in shares	1,110	23%
Total distributions	$4,785	100%

Sources of Distributions	Amount	%
Cash flows from operating activities	$4,785	100%
Total sources of distributions	$4,785	100%

Total cash flows from operating activities	$5,296

Share Repurchase Plan

On March 4, 2025, our board of trustees adopted a share repurchase plan, whereby shareholders may request on a quarterly basis that we repurchase all or any portion of their common shares. We commenced our share repurchase plan with the calendar quarter ended December 31, 2025, which was the first full calendar quarter following the Initial Retail Closing. We may choose to repurchase only some, or even none, of our common shares that have been requested to be repurchased in any particular calendar quarter~~,~~ in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each calendar quarter.

Under our share repurchase plan, to the extent we choose to repurchase common shares in any particular calendar quarter, we will only repurchase common shares following the close of business as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that common shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured from the first calendar day of the month in which the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances. In the unlikely case that the repurchase price of the applicable calendar quarter is not made available by the tenth business day prior to the last business day of such calendar quarter (or is changed after such date), then no repurchase requests will be accepted for such calendar quarter and shareholders who wish to have their shares repurchased the following calendar quarter must resubmit their repurchase requests. Settlements of share repurchases will be generally made within three business days of the Repurchase Date using the transaction price in effect on the Repurchase Date.

The aggregate NAV of total repurchases of all classes of our shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased common shares) under our share repurchase plan is limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Shares issued to the Advisors pursuant to the Advisory Agreements will not be subject to these repurchase limitations. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any calendar quarter under our share repurchase plan, shares repurchased at the end of the calendar quarter will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.

Under our share repurchase plan, our board of trustees may amend, suspend or terminate our share repurchase plan at any time if it deems such action to be in our best interest. As a result, share repurchases may not be available each calendar quarter. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or net offering proceeds, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in our discretion, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in commercial real estate debt investments or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if in its reasonable determination it deems such action to be in our best interest.

During the year ended December 31, 2025, we did not receive any repurchase requests pursuant to the Company’s share repurchase plan.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Overview

We are a Maryland statutory trust formed on November 7, 2024 and we intend to elect to be taxed as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2025. We are externally co-managed by (i) the BlackRock Advisor, an affiliate of BlackRock, which is the world’s largest publicly traded investment management firm, with $14.04 trillion of assets under management, as of December 31, 2025, and (ii) the Monticello Advisor, which is a specialized multifamily and seniors housing lending platform.

Our investment objectives are to invest primarily in assets that will enable us to:

•
provide shareholders with current income in the form of regular, stable cash distributions in order to achieve an attractive distribution yield;
•
preserve and protect shareholders’ invested capital by focusing on high quality real estate assets that typically have current cash-flow and/or limited business plan risk;
•
reduce downside risk through conservative LTV ratios against high quality real estate assets with meaningful borrower equity or implied equity; and
•
provide an investment alternative for shareholders seeking to allocate a portion of their investment portfolios to real estate debt with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

We cannot assure you that we will achieve our investment objectives. See “Item 1A. Risk Factors”.

Our primary investment strategy is to originate, acquire, finance, manage and dispose of a portfolio consisting primarily of real estate debt investments, including senior mortgage loans, subordinated debt and other similar investments. Our real estate loans are generally secured by properties located in the United States and include, without limitation, seniors housing, multifamily and other commercial real estate assets.

To a lesser extent, we expect to invest in publicly traded real estate-related debt or securities, private real estate-related debt, and other securities, including CLOs and/or cash and cash equivalent investments.

The Monticello Advisor serves as our investment manager with respect to the Loan Portfolio and the BlackRock Advisor serves as our investment manager with respect to the Liquid Investments Portfolio.

Our board of trustees has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreements, however, we have delegated to the Advisors the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Annual Report on Form 10-K, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We intend to elect to be taxed as a REIT under the Code for federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and qualify as a REIT.

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act, to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). We have primarily used the net proceeds to make investments in Loan Portfolio. We intend to continue selling our common shares on a monthly basis through our continuous, blind pool private offering.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate debt investments or real estate-related securities, other than those referred to in this Annual Report on Form 10-K.

2025 Highlights

Capital Activity and Distributions

•
Raised $115.2 million of gross proceeds from the issuance of Class F-S, Class F-I and Class E common shares (excluding redeemable common shares issued to the Advisors), in addition to $1.1 million of distributions reinvested in the Company's common shares during the year ended December 31, 2025.
•
Declared distributions totaling approximately $4.8 million for the year ended December 31, 2025. $3.7 million was paid in cash and $1.1 million was reinvested.

Investing Activity

•
Originated 16 floating rate senior commercial real estate loans with a total commitment amount of $566.2 million and total outstanding principal amount of $511.2 million as of December 31, 2025.
•
Invested in 9 loan participations, including 6 subordinate participation interests in variable rate mortgage loans, 2 subordinate participations in variable rate mezzanine loans, and 1 subordinate participation in a fixed rate mezzanine loan with aggregate total commitments of $52.3 million, and total outstanding principal amount of $50.7 million as of December 31, 2025.

Financing Activity

•
On October 28, 2025, BLKM IV, LLC (“BLKM IV”), an indirect subsidiary of the Company, as borrower, entered into a revolving credit agreement (as it may be amended from time to time, the “CIBC Credit Agreement”) with CIBC Bank USA (“CIBC”), as lender and administrative agent, and certain other lenders party thereto. The CIBC Credit Agreement provides for revolving loans of up to an initial maximum amount of $100.0 million, which may be increased up to a maximum of $250.0 million at BLKM IV’s request subject to the consent of CIBC and the other lenders, in their sole discretion. The maturity date of the CIBC Credit Agreement is October 28, 2028, and is subject to two, one-year extensions, at BLKM IV’s request and subject to the payment of an extension fee and other customary conditions. Advances under the CIBC Credit Agreement generally bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate plus a margin as agreed upon by CIBC and BLKM IV for each transaction. In connection with the CIBC Credit Agreement, the Company provided a limited recourse Guaranty (the “CIBC Guaranty”), which may become full recourse to the Company upon the occurrence of certain events as described in the CIBC Guaranty. As of December 31, 2025, the BLKM IV had $74.9 million outstanding borrowings from the CIBC Credit Agreement.
•
On July 30, 2025, BLKM III, LLC (“BLKM III”), an indirect subsidiary of the Company, entered into a credit agreement (as it may be amended from time to time, the “Customers Bank Credit Agreement”) with Customers Bank, as lender, account bank and administrative agent, MonticelloAM Servicing, LLC, as servicer, and certain other lenders party thereto. The Customers Bank Credit Agreement initially provided for a maximum aggregate commitment of $150.0 million which was subsequently increased to $260.0 million on December 16, 2025. The maturity date of the Customers Bank Credit Agreement is July 30, 2030, subject to early repayment and customary events of default. Advances under the Customers Bank Credit Agreement generally bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate plus a margin as agreed upon by Customers Bank and BLKM III for each transaction. In connection with the Customers Bank Credit Agreement, the Company provided a guaranty, which may become full recourse to the Company upon the occurrence of certain events as described in the Customers Bank Credit Agreement. As of December 31, 2025, the BLKM III had $180.9 million outstanding borrowings from the Customers Bank Credit Agreement.
•
On May 23, 2025, BLKM I, LLC (“BLKM I”), an indirect subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (together with the related transaction documents, the “Natixis Repurchase Agreement”), with Natixis, New York Branch (“Natixis”), to finance the acquisition by BLKM I of eligible loans as more particularly described in the Natixis Repurchase Agreement. The Natixis Repurchase

Agreement provides for asset purchases by Natixis for an initial amount of $150 million, which may be increased to $300 million, subject to the consent of Natixis, in its sole discretion. Advances under the Natixis Repurchase Agreement accrue interest at a per annum rate equal to the Term Secured Overnight Financing Rate for a one month period plus a margin as agreed upon by Natixis and BLKM I for each transaction and the Company pays a fee on each draw date under the Natixis Repurchase Agreement. The initial maturity date of the Natixis Repurchase Agreement is May 23, 2028, subject to an extension to a date in the future generally not to exceed the repurchase date of the last remaining eligible loan subject to the Natixis Repurchase Agreement, subject to satisfaction of certain customary conditions. In connection with the Natixis Repurchase Agreement, the Company provided a Guaranty (the “Natixis Guaranty”), which may become full recourse to the Company upon the occurrence of certain events as described in the Natixis Guaranty. As of December 31, 2025, the BLKM I had $160.7 million outstanding borrowings from the Natixis Repurchase Agreement.
•
On May 22, 2025, the Company, as borrower, entered into a revolving credit agreement (as it may be amended from time to time, the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as lender. The JPM Credit Agreement provides for revolving loans of up to a maximum aggregate availability of $43.9 million. The Company’s obligations under the JPM Credit Agreement are secured by outstanding capital commitments of the BlackRock Advisor. The JPM Credit Agreement may be increased to an amount as agreed between the Company and JPM, subject to the consent of JPM and other customary conditions. In addition, at no time may the outstanding obligations under the JPM Credit Agreement exceed 90% of the total uncalled capital commitments of the BlackRock Advisor. The maturity date of the JPM Credit Agreement is May 21, 2026, which may be extended upon the Company’s request to a date no longer than 12 months after the then-effective maturity date, subject to the consent of JPM and other customary conditions. Advances under the JPM Credit Agreement generally bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate plus a spread agreed upon by the Company and JPM. The Company pays a commitment fee on a quarterly basis to JPM on the daily unused amount of its commitment. As of December 31, 2025, the Company had $26.7 million outstanding borrowings from the JPM Credit Agreement.

Investment Activities

As of December 31, 2025, the Company had originated 16 rate senior commercial real estate loan with a total commitment amount of $566.2 million and total outstanding principal amount of $511.2 million and invested in 9 loan participations, including 6 subordinate participation interests in a floating rate mortgage loans, 2 participations in variable rate mezzanine loans, and 1 participation interest in a fixed rate mezzanine loan for a total commitment amount of $52.3 million and total outstanding principal amount of $50.7 million

The following table details the statistics of our Loan Portfolio as of December 31, 2025:

Portfolio Summary ($ in thousands)
Segment	Loan Count	# of Properties	# of Beds	Total Investment Assets Outstanding	Average Investment Size	Total Equity Investment Allocation ($)	As-Is LTV[1]	As-Is Debt Yield[2]
Senior Housing (SH)	20	87	10,401	$360,878	$18,044	$105,089	69.8%	13.1%
Multifamily (MF)	5	5	1,304	$201,087	$40,217	$40,383	73.0%	4.5%
Total / Weighted Avg.	25	92	11,705	$561,965	$22,479	$145,473	70.9%	10.0%

(1)
As-Is LTV is based on the appraised as-is values for each asset.
(2)
The As-Is Debt Yield reflects the Monticello Advisor's underwritten cashflows at loan closing divided by initial loan balance.

Results of Operations

The following table sets forth information regarding our Consolidated Results of Operations for the year ended December 31, 2025.

For The Year Ended December 31, 2025
Revenue
Interest income	$15,018
Other income	1,911
Total revenue	16,929
Expenses
Interest and fees on debt obligations	7,820
Debt issuance costs	3,857
Organizational costs	2,652
Origination fees payable to advisors	915
General and administrative	3,978
Total expenses	19,222
Gains (losses) from operations and financing
Unrealized gain (loss) on real estate loan investments	—
Unrealized gain (loss) on debt obligations	—
Total gain (loss) from operations and financing, net	—
Net loss	$(2,293)
Net loss per common share, basic and diluted (Note 9)	$(1.21)
Weighted-average common shares outstanding, basic and diluted (Note 9)	1,896,767

As the Company was formed on November 7, 2024, there were no operations during the period from November 7, 2024 through December 31, 2024. As such, results of operations from the 2024 period are not comparable to the year ended December 31, 2025.

Revenues

During the year ended December 31, 2025, revenues totaled approximately $15.0 million, consisting of interest income on our real estate loan investments. Other income pertained to $1.8 million in loan origination fees and $81 thousand of investment income from money market interest.

Expenses

Interest and fees on debt obligations

During the year ended December 31, 2025, interest and fees on debt obligations were approximately $7.8 million, consisting of primarily interest expense and other minimum utilization fees on our debt obligations.

Debt issuance costs

During the year ended December 31, 2025, the Company incurred approximately $3.9 million of debt issuance costs, which pertained to up-front, commitment and other legal costs associated with the entry into our debt obligations. As the Company has elected the fair value option for debt obligations, debt issuance costs are immediately reflected in the Consolidated Statement of Operations and the costs became the Company's liability upon the Initial Retail Closing. Certain debt issuance costs were advanced by the Company's Advisors and will be subject to reimbursement by the Company in accordance with its policy for organization, offering and certain operating expenses as disclosed in Note 2 – “Significant Accounting Policies” to our consolidated financial statements.

Organizational costs

During the year ended December 31, 2025, the Company incurred approximately $2.7 million of organization costs, related to legal, accounting, filing fees, and other expenses. Organization expenses were recorded in the Consolidated

Statement of Operations and became the Company's liability upon the Initial Retail Closing. Organization costs advanced by the Company's Advisors will be subject to reimbursement by the Company in accordance with its policy for organization, offering and certain operating expenses as disclosed in Note 2– “Significant Accounting Policies” to our consolidated financial statements.

General and administrative

During the year ended December 31, 2025, the Company incurred approximately $4.0 million of general and administrative costs, which were related to professional fees, trustee fees and costs associated with personnel of the Advisors and their affiliates other than those who provide investment advisory services to the Company. Certain general and administrative expenses were also advanced by the Company's Advisors and will be subject to reimbursement by the Company in accordance with its policy for organization, offering and certain operating expenses as disclosed in Note 2 – “Significant Accounting Policies” within our consolidated financial statements.

Accounting Policies

See Note 2 – “Significant Accounting Policies” within the consolidated financial statements for a discussion of accounting policies that impact the Company.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. See below for a summary of the accounting policy election for the fair value option for real estate loan investments and our debt obligations which we believe is most affected by our judgments, estimates, and assumptions. Also refer to Note 2 – “Significant Accounting Policies” within the consolidated financial statements for further descriptions of such accounting policies.

Fair Value Option

The guidance in ASC 825 provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of real estate loan investments for which the fair value option is elected, origination fees, up-front fees and costs related to the origination or acquisition of the real estate loan investments are immediately expensed in earnings as incurred. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected, if any, are also reported in earnings. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees. Similarly, for the Company's debt obligations, debt issuance costs are immediately expensed in earnings.

As discussed in Note 2 – “Significant Accounting Policies” to our financial statements, the Company has elected the fair value option for certain eligible financial assets and liabilities including real estate loan investments and debt obligations. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Consolidated Balance Sheets from those instruments using another accounting method.

Recent Accounting Developments

Refer to Note 2 – "Significant Accounting Policies" within the consolidated financial statements for a discussion of recent accounting developments and the expected impact to the Company.

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

The BlackRock Advisor and Monticello Capital Partners, LLC, an affiliate of the Monticello Advisor (the "Monticello Investor"), have agreed to purchase from us an aggregate amount of not less than $50 million, in the case of the BlackRock Advisor, and $3.25 million in the case of the Monticello Investor, in each case, in Class E shares of the Company, at a price per share equal to the Company’s most recently determined NAV of its Class E shares. As of December 31, 2025, the remaining capital commitment of the BlackRock Advisor was $46.75 million and the Monticello Investor has fully funded its commitment. We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) existing borrowing facilities and any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary uses of cash will be for (i) origination or acquisition of commercial mortgage loans and other commercial debt investments, commercial mortgage-backed securities and other commercial real estate-related debt investments in accordance with our investment guidelines, (ii) the cost of operations (including the management fee and performance fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share purchase plan (as described herein), and (v) cash distributions to the holders of our shares to the extent authorized by our board of trustees and declared by us.

The Company will seek to enter into additional bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors.

As of December 31, 2025, certain subsidiaries of the Company have entered into (i) the Natixis Repurchase Agreement with Natixis, (ii) the Customers Bank Credit Agreement with Customers Bank and (iii) the CIBC Credit Agreement with CIBC, in each case where such subsidiaries have pledged loans as collateral and the Company has provided certain limited recourse guarantees. Under the Natixis Repurchase Agreement, Customers Bank Credit Agreement and CIBC Credit Agreement, the Company and its subsidiaries are permitted to borrow as much as $150 million, $260 million and $100 million respectively, based on the value of the loans pledged as collateral and the maximum advance rates attributed to each loan by the lender. The Company has also entered the JPM Credit Agreement with an aggregate borrowing capacity of $43.9 million secured by outstanding commitments of the BlackRock Advisor. As of December 31, 2025, the Company has $443.2 million in outstanding debt. See Note 4 – “Debt Obligations, at fair value” to our consolidated financial statements.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities. The following table summarizes amounts available under these sources as of December 31, 2025 ($ in thousands):

December 31, 2025
Cash and cash equivalents	$4,617
Unutilized borrowing capacity - repurchase agreements	193,508
Available borrowings on revolving credit facility	15,355
Total liquidity and capital resources	$213,480

(1)
Excludes the remaining capital commitment of the BlackRock Advisor in the amount of $46.75 million.

Cash Flows - For the year ended December 31, 2025

We experienced a $5.4 million net increase in cash and cash equivalents during the year ended December 31, 2025, reflecting cash provided by operating activities of $5.3 million, cash used in investing activities of $562 million, and cash provided by financing activities of $562.1 million.

Net cash provided by operating activities of $5.3 million was driven by an increase in interest income from the origination of 7 new mortgage loans and 2 participation interests in mortgage and mezzanine loans. Interest income was offset by an increase in interest expense primarily on the Company's increased borrowings on the Natixis Repurchase Agreement, Customers Bank Credit Agreement and CIBC Credit Agreement.

Net cash used in investing activities of $562 million was driven by the origination of $511.2 million of mortgage loans and the purchase of $50.7 million of participation interests in mortgage and mezzanine loans originated by affiliates of the Monticello Advisor.

Net cash provided by financing activities of $562 million was driven by aggregate borrowings of $557 million pursuant to the Natixis Repurchase Agreement, the Customers Bank Credit Agreement, the CIBC Credit Agreement, and the JPM Credit Agreement, in addition to the receipt of $121.7 million in proceeds from the issuance of Class E, Class F-S and Class F-I common shares. The increase in proceeds was offset by $113.8 million in principal repayments on the Company's debt obligations, payment of $572 thousand of debt issuance costs, and $2.2 million of distributions paid to common shareholders.

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

The table below details the net distribution for each of our share classes for the year ended December 31, 2025:

Record date (1)	Class E Common Shares (2)	Class F-I Common Shares	Class F-S Common Shares
July 31, 2025	$0.1927	$0.1927	$-
August 31, 2025	$0.1927	$0.1927	$-
September 30, 2025	$0.1927	$0.1927	$-
October 31, 2025	$0.1927	$0.1927	$-
November 30, 2025	$0.1927	$0.1927	$-
December 31, 2025	$0.2945	$0.2945	$0.2764
Total	$1.2580	$1.2580	$0.2764

(1)
The Company's first declared dividend distribution for all outstanding shares occurred on July 31, 2025.
(2)
Includes distributions on Class E shares held by the Advisors and/or affiliates.

The following table summarizes our distributions declared during the year ended December 31, 2025 (in thousands):

Distributions	Amount	%
Payable in cash	$3,675	77%
Reinvested in shares	1,110	23%
Total distributions	$4,785	100%

Sources of Distributions	Amount	%
Cash flows from operating activities	$4,785	100%
Total sources of distributions	$4,785	100%

Total cash flows from operating activities	$5,296

(1)
Shareholders may elect to have their distributions reinvested in common shares through our distribution reinvestment plan.
(2)
Cash flows from operating activities are supported by expense payments advanced from the Advisors. See Note 10 to our consolidated financial statements in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, (as amended, the “Exchange Act”), we are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of BlackRock Monticello Debt Real Estate Investment Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BlackRock Monticello Debt Real Estate Investment Trust and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in redeemable common shares and equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 26, 2026

We have served as the Company’s auditor since 2024.

BlackRock Monticello Debt Real Estate Investment Trust

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$4,617	$2
Restricted cash	803	—
Real estate loan investments, at fair value	561,965	—
Accrued interest receivable	3,801	—
Other assets	329	—
Total assets	$571,515	$2
Liabilities and Equity
Debt obligations, at fair value	$443,213	$—
Accrued interest and fees payable	1,042	—
Due to affiliates	11,561	—
Distribution payable	1,437	—
Shareholder servicing fees payable	1,101	—
Accrued expenses	2,115	—
Total liabilities	460,469	—

Commitments and contingencies (Note 13)
Redeemable common shares, par value $0.01 per share; 260,080 and 80 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively (Note 7)	6,531	2

Equity
Common shares - Class E, par value $0.01 per common share, 50,731 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	—
Common shares - Class F-I, par value $0.01 per common share, 4,086,380 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	41	—
Common shares - Class F-S, par value $0.01 per common share, 512,386 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	5	—
Additional paid in capital	106,487	—
Accumulated earnings (deficit)	(2,019)	—
Total equity	104,515	—
Total liabilities, redeemable common shares and equity	$571,515	$2

See accompanying notes to consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Consolidated Statement of Operations

(in thousands, except for share and per share data)

For The Year Ended December 31, 2025
Revenue
Interest income	$15,018
Other income	1,911
Total revenue	16,929
Expenses
Interest and fees on debt obligations	7,820
Debt issuance costs	3,857
Organizational costs	2,652
Origination fees payable to advisors	915
General and administrative	3,978
Total expenses	19,222
Gains (losses) from operations and financing
Unrealized gain (loss) on real estate loan investments	—
Unrealized gain (loss) on debt obligations	—
Total gain (loss) from operations and financing, net	—
Net loss	$(2,293)
Net loss per common share, basic and diluted (Note 9)	$(1.21)
Weighted-average common shares outstanding, basic and diluted (Note 9)	1,896,767

The Company was formed on November 7, 2024. There were no operations during the period from November 7, 2024 through December 31, 2024.

See accompanying notes to consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Consolidated Statement of Changes in Redeemable Common Shares and Equity

(in thousands)

	Redeemable Common Shares (1)	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity

Balance as of December 31, 2024	$2	$—	$—	$—	$—	$—	$—
Common shares issued	6,500	1	40	5	115,138	—	115,184
Offering costs	(311)	—	—	—	(4,361)	—	(4,361)
Net income (loss)	(274)	—	—	—	—	(2,019)	(2,019)
Distribution reinvestment	—	—	1	—	1,109	—	1,110
Distributions declared on common shares (2)	(327)	—	—	—	(4,458)	—	(4,458)
Remeasurement of redeemable common shares	941	—	—	—	(941)	—	(941)
Balance as of December 31, 2025	$6,531	$1	$41	$5	$106,487	$(2,019)	$104,515

(1)
Redeemable common shares pertain to Class E shares purchased by the Advisors or their affiliates. See Note 7 – “Redeemable Common Shares”.
(2)
The gross per share distributions declared for Class E, Class F-I, and Class F-S were $1.2580, $1.2580 and $0.2945 respectively.

The Company was formed on November 7, 2024. There were no operations during the period from November 7, 2024 through December 31, 2024.

See accompanying notes to consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Consolidated Statement of Cash Flows

(in thousands)

For The Year Ended December 31, 2025
Cash flows from operating activities
Net loss	$(2,293)
Adjustments to reconcile net loss to net cash provided by operating activities
Debt issuance costs	3,857
Change in assets and liabilities
(Increase) decrease in accrued interest receivable	(3,801)
(Increase) decrease in other assets	(329)
Increase (decrease) in accrued interest payable	1,042
Increase (decrease) in accrued expenses	2,115
Increase (decrease) in due to affiliates	4,705
Net cash provided by operating activities	5,296

Cash flow from investing activities
Originations and fundings of real estate loan investments	(561,965)
Net cash used in investing activities	(561,965)

Cash flows from financing activities
Proceeds from issuance of common shares	121,684
Borrowings under debt obligations	556,968
Repayment of debt obligations	(113,755)
Distributions paid	(2,238)
Payment of debt issuance costs	(572)
Net cash provided by financing activities	562,087

Net change in cash, cash equivalents and restricted cash	5,418
Cash, cash equivalents and restricted cash, beginning of period	2
Cash, cash equivalents and restricted cash, end of period	$5,420

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	4,617
Restricted cash	803
Total cash, cash equivalents and restricted cash	$5,420

Supplemental disclosure of cash flow information:
Cash paid for interest	6,701

Non-cash financing activities
Accrued debt issuance costs due to affiliates	3,285
Accrued distributions	1,437
Advanced offering costs due to affiliates	3,571
Shareholder servicing fees payable	1,101
Distribution reinvestment	1,110

The Company was formed on November 7, 2024. There were no operations during the period of November 7, 2024 through December 31, 2024.

See accompanying notes to consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Notes to Consolidated Financial Statements

Note 1. Organization

BlackRock Monticello Debt Real Estate Investment Trust (the “Company”) was formed on November 7, 2024 as a Maryland statutory trust and intends to elect and to qualify to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. The Company’s sponsors are BlackRock, Inc. (“BlackRock”) and MONTICELLOAM, LLC (together with its affiliates, “Monticello”) (each, a “Sponsor”, and together, the “Sponsors”). BlackRock Financial Management, Inc. (the “BlackRock Advisor”), an affiliate of BlackRock, and MONTICELLOAM, LLC (in its capacity as investment adviser to the Company, the “Monticello Advisor”), serve as the external advisors to the Company (each, an “Advisor” and, together, the “Advisors”).

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

The Company’s primary investment strategy is to originate, acquire, finance, manage and dispose of a portfolio consisting primarily of real estate loan investments, including senior mortgage loans, subordinated debt and other similar investments. The real estate loans are secured by properties located in the United States and include, without limitation seniors housing, multifamily and other commercial real estate assets. To a lesser extent, the Company invests in publicly traded real estate-related debt or securities, private real estate-related debt, and other securities, including collateralized loan obligations and/or cash equivalent investments.

The Company is a “perpetual-life REIT,” meaning the Company will be an investment vehicle of indefinite duration, whose shares are intended to be sold monthly on a continuous basis at a price generally equal to the Company’s prior month’s net asset value (“NAV”) per share.

Note 2. Significant Accounting Policies

The Company believes the following significant accounting policies, among others, affect its significant estimates and assumptions used in the preparation of the consolidated financial statements.

Principles of Consolidation and Basis of Presentation: The accompanying consolidated financial statements and related notes of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, and all intercompany transactions and balances have been eliminated.

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the Consolidated Balance Sheets, and the reported amounts of revenues and expenses during the period. Actual results may ultimately differ materially from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents represents demand deposits held in banks and investments in overnight money market funds. The Company has bank balances that are in excess of federally insured amounts, however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. Cash is carried at cost which approximates fair value. In accordance with the fair value hierarchy under Accounting Standards Codification ("ASC") 829, Fair Value Measurements, cash and cash equivalents are considered level 1.

Restricted Cash: The Company maintains cash balances that are restricted as to use, including amounts held in reserve accounts or margin accounts in connection with our debt obligations.

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

The Company’s fair value option elections are made in accordance with the guidance in ASC 825, Financial Instruments, that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of real estate loan investments for which the fair value option is elected, origination fees, up-front fees and costs related to the origination or acquisition of the real estate loan investments are immediately expensed in earnings as incurred. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected, if any, are also reported in earnings. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees. Similarly, for the Company's debt obligations, debt issuance costs are immediately expensed in earnings.

As of December 31, 2025, the Company has elected the fair value option for its real estate loan investments reported in Note 3 and debt obligations reported in Note 4.

Redeemable Common Shares: The Company classifies common shares held by the Advisors or their respective affiliates as redeemable common shares on the Consolidated Balance Sheets at the greater of their carrying amount or their redemption value. Changes in the fair value of redeemable common shares are recorded to additional paid-in capital. Redeemable common shares are also presented as temporary equity in the Consolidated Balance Sheets as they may be repurchased outside the control of the Company following applicable liquidity dates and subject to certain conditions in accordance with the shareholder’s respective subscription agreement (See Note 7).

Real estate loan investments: The Company originates or acquires mortgage loans secured by the borrower's interest in underlying real estate. In addition, the Company may acquire subordinate participation interests in mortgage or mezzanine loans originated by our affiliates or in the secondary market. Changes in fair value are recorded as unrealized gain (loss) on real estate loan investments in the Consolidated Statement of Operations.

Repurchase agreements: The Company finances real estate loan investments using repurchase agreements and secures these financing transactions with real estate loan investments. The repurchase agreements are therefore treated as collateralized financing transactions, and recorded at fair value within debt obligations on the Consolidated Balance Sheets. Changes in the fair value are recorded as unrealized gain (loss) on debt obligations in the Consolidated Statement of Operations.

Revenue Recognition: Interest income on real estate loan investments is accrued based on the outstanding principal amount and contractual terms of the instrument.

Origination fee income is recognized in earnings upon origination of the real estate loan investment and recorded within other income on the Consolidated Statement of Operations. The origination fee is earned when the performance obligation is satisfied by the Company which occurs when the respective loan amount is transferred to the borrower.

Other non- real estate loan investment interest income is earned on overnight cash investments and is recognized on an accrual basis in other income on the Consolidated Statement of Operations.

Interest and fees on debt obligations: The Company expenses contractual interest due in accordance with repurchase agreements and revolving credit facility agreements as incurred. Minimum utilization and unused fees are expensed as incurred in accordance with the terms of the respective debt agreements.

Debt issuance costs: As the Company has elected the fair value option for its debt obligations, debt issuance costs are expensed immediately on the Consolidated Statement of Operations as debt issuance costs and pertain to legal, commitment, and other up-front lender costs incurred upon entering new debt obligations.

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

The Company has elected to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”) which are subject to federal, state, and local corporate income tax, as applicable. A TRS may hold investments in assets, income streams, or associated expenses that produce non-qualifying items for purposes of REIT compliance. The Company did not recognize any income tax expense for the year ended December 31, 2025. Deferred tax assets, valuation allowance, and deferred tax liabilities are recorded within other assets or other liabilities, as applicable, on our Consolidated Balance Sheets.

FASB ASC 740, Income Taxes ("ASC 740"), requires the evaluation of tax positions taken or expected to be taken to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax impact to be recognized is measured as the largest amount that is greater than 50% likely of being realized upon ultimate settlement, which could result in the Company recording a tax liability that would reduce net assets. The Company has reviewed its tax positions and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

Organization, Offering and Certain Operating Expenses: The Advisors have agreed to advance all of the Company’s organization and offering expenses and certain operating expenses through July 1, 2026, which is the first anniversary of the initial closing that occurred on July 1, 2025 (the "Initial Retail Closing") of the Company's continuous, blind pool private offering (the "Private Offering") that included investors other than the Sponsors and the Advisors.

The organization and offering expenses include the legal costs of structuring and forming the Company, drafting of governing documents, drafting of service provider agreements, and legal and accounting fees related to various SEC filings. Other organization and offering costs include printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager (as defined in Note 10) in the performance of wholesaling activities, but exclude upfront selling commissions, dealer manager fees and the shareholder servicing fee.

Certain operating expenses include other general and administrative costs, debt issuance costs, and other costs.

Further, the organizational, offering and certain operating expenses include costs and expenses eligible for reimbursement of personnel of the Advisors and their affiliates other than those who provide investment advisory services to us or serve as the Company’s executive officers.

The Company will reimburse the Advisors for all such advanced expenses ratably over the 60 months following July 1, 2026, which is the first anniversary of the Initial Retail Closing. As of December 31, 2025, total organization and offering expenses incurred as well as certain operating expenses subject to future reimbursement by the Company are $11.6 million and are included as due to affiliates on the Consolidated Balance Sheets. These expenses are comprised of $2.6 million in organization expenses, $3.6 million in offering costs, and $5.4 million in certain operating expenses. Included within organization, offering and operating expenses are $508 thousand, $960 thousand and $2.1 million respectively, of costs and expenses eligible for reimbursement of personnel of the Advisors and their affiliates other than those who provide investment advisory services to us or serve as the Company’s executive officers. Certain other costs and expenses were eligible for reimbursement but were not asked to be reimbursed by the Advisors for the year ended December 31, 2025.

Organizational and certain operating expenses are recorded to earnings within the Consolidated Statement of Operations. Offering costs are related to the marketing and selling of the Company’s common shares in connection with the private placement and are recorded directly in the Consolidated Statement of Changes in Redeemable Common Shares and Equity.

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

Segment Reporting: The Company operates and reports its business as a single reportable segment, which includes originating, acquiring, managing and investing in real estate loan investments, including senior mortgage loans, subordinated debt and other similar investments. The Company’s chief operating decision maker (“CODM”) is our senior management team, comprised of our chief executive officer, our chief financial officer, and the investment management teams from our Advisors. The CODM makes key operating decisions, evaluates financial results, investment performance, and allocates resources at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Consolidated Statement of Operations. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. All expense categories on the Consolidated Statement of Operations are significant and there are no significant segment expenses that require disclosure. The measure of segment assets is reported as total assets in our Consolidated Balance Sheets.

Recently Adopted Accounting Standards:

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing the transparency around rate reconciliation and income taxes paid by jurisdiction. We adopted this standard as of the annual reporting period beginning January 1, 2025, and applied the new guidance prospectively. Adoption of this standard has not had a material impact on our consolidated financial statements. Refer to Note 11 for our relevant income tax disclosures.

Accounting Pronouncements Pending Adoption:

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Note 3. Real Estate Loan Investments, at fair value

The following table presents real estate loan investments as of December 31, 2025 ($ in thousands):

Property Type	Location	Origination Date	Stated Interest Rate(3)	Original Loan Amount	Current Principal Outstanding	Fair Value	Unfunded Commitments	Payment Terms (4)	Current Maturity Date	Maximum Maturity Date(5)
Senior Housing	South Carolina	12/31/25	1M SOFR + 3.750%	19,300	19,300	19,300	N/A	Monthly, I/O-A	1/1/2028	1/1/2029
Senior Housing	Kentucky	12/31/25	1M SOFR + 3.850%	11,150	11,150	11,150	2,500	Monthly, I/O-A	1/1/2029	1/1/2029
Senior Housing	Pennsylvania	12/29/25	1M SOFR + 3.900%	12,800	12,800	12,800	1,500	Monthly, I/O-A	12/29/2027	12/29/2028
Senior Housing	Florida	12/19/25(1)	1M SOFR + 3.750%	2,300	2,300	2,300	N/A	Monthly, I/O-A	12/19/2027	12/19/2028
Senior Housing	Illinois	12/17/25(6)	1M SOFR + 3.750%	52,000	52,000	52,000	8,000	Monthly, I/O-A	12/17/2027	12/17/2028
Multifamily	Texas	12/10/25	1M SOFR + 3.000%	28,700	28,700	28,700	1,800	Monthly, I/O	1/1/2028	1/1/2030
Multifamily	California	12/4/25	1M SOFR + 2.750%	30,400	30,400	30,400	N/A	Monthly, I/O	1/1/2028	1/1/2030
Senior Housing	Illinois	11/26/25(1)	1M SOFR + 3.950%	2,000	2,000	2,000	92	Monthly, I/O-A	11/26/2028	11/26/2029
Senior Housing	Wisconsin, Ohio	10/31/25	1M SOFR + 3.850%	23,500	23,500	23,500	5,000	Monthly, I/O-A	4/30/2028	10/31/2028
Senior Housing	Virginia	10/30/25(1)	1M SOFR + 4.500%	20,000	20,000	20,000	N/A	Monthly, I/O-A	10/30/2028	10/30/2030
Senior Housing	California	9/30/25	1M SOFR + 3.85%	14,250	14,250	14,250	5,500	Monthly, I/O-A	9/30/2027	9/30/2028
Senior Housing	New York	8/29/25(1)	1M SOFR + 4.85%	2,150	2,150	2,150	N/A	Monthly, I/O-A	9/20/2026	9/20/2027
Multifamily	Virginia	8/27/25	1M SOFR + 2.80%	35,130	35,130	35,130	2,720	Monthly, I/O	10/1/2027	10/1/2029
Senior Housing	Rhode Island, Massachusetts	8/20/25	1M SOFR + 4.40%	54,000	54,000	54,000	16,000	Monthly, I/O-A	8/20/2027	8/20/2028
Senior Housing	North Carolina	8/13/25	1M SOFR + 4.25%	13,400	13,400	13,400	N/A	Monthly, I/O-A	8/13/2028	8/13/2029
Senior Housing	Kentucky	8/7/25	1M SOFR + 3.95%	19,250	19,250	19,250	6,100	Monthly, I/O-A	8/7/2028	8/7/2028
Senior Housing	North Carolina	8/6/25	1M SOFR + 4.45%	45,600	45,600	45,600	N/A	Monthly, I/O-A	8/6/2027	8/6/2028
Senior Housing	North Carolina	8/6/25	1M SOFR + 4.45%	44,900	44,900	44,900	N/A	Monthly, I/O-A	8/6/2027	8/6/2028
Senior Housing	New York	8/4/25(2)	FIXED 14.50%	3,475	3,475	3,475	869	Monthly, I/O-A	8/4/2029	8/4/2029
Senior Housing	New York	6/27/25(1)	1M SOFR + 4.25%	8,500	8,500	8,500	118	Monthly, I/O-A	6/26/2028	6/26/2028
Senior Housing	North Carolina	6/27/25(2)	1M SOFR + 12.13%	6,000	6,000	6,000	N/A	Monthly, I/O-A	6/27/2028	6/27/2029
Multifamily	Florida	6/6/25	1M SOFR + 2.65%	41,500	41,500	41,500	N/A	Monthly, I/O	7/1/2028	7/1/2030
Senior Housing	Kentucky	6/6/25(2)	1M SOFR + 11.74%	4,970	4,970	4,970	251	Monthly, I/O-A	12/6/2028	12/6/2028
Senior Housing	Wisconsin	5/30/25(1)	1M SOFR + 4.55%	1,333	1,333	1,333	290	Monthly, I/O-A	5/30/2027	5/30/2028
Multifamily	Maryland	5/29/25	1M SOFR + 2.65%	65,357	65,357	65,357	5,843	Monthly, I/O	6/1/2027	6/1/2030
				$561,965	$561,965	$561,965	$56,583

(1)
Investment is a subordinate participation interest in a mortgage loan originated by affiliates of the Monticello Advisor.
(2)
Investment is a participation interest in a mezzanine loan originated by affiliates of the Monticello Advisor.
(3)
Represents the stated interest rate on the whole loan. Unless otherwise noted, mortgage loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. On December 31, 2025, the one-month Term SOFR was 3.68%. For investments in subordinate participation interests in mortgage loans, the Company's subordinate interests are held through junior participations in the respective mortgage loans originated by affiliated entities. The Company is entitled to its pro-rata share of interest per the respective participation agreements. The stated interest rate is of the loan originated by the affiliated entity.
(4)
Payment terms are interest only (I/O), or initially interest only and amortize at a future period in accordance with the terms of the respective agreements (I/O-A). There are no loans with liens or with principal amounts or interest in delinquency as of December 31, 2025.

(5)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are typically subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(6)
Of the total $52 million outstanding loan balance as of December 31, 2025, $25 million receives interest at a stated rate of one‑month SOFR plus 3.75%, while the remaining $26 million receives interest at a stated rate of one‑month SOFR plus 2.00%.

Note 4. Debt Obligations, at fair value

The following table presents debt obligations as of December 31, 2025 ($ in thousands):

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Funding Period End Date	Maturity Date
Natixis Repurchase Agreement(1)	1M SOFR + 1.40%	$250,000	$89,296	$160,704	$160,704	$227,515	5/23/2027	5/23/2029
Customers Bank Credit Agreement(1)	1M SOFR + 2.00%	260,000	79,108	180,893	180,893	246,150	7/30/2028	7/30/2030
CIBC Bank USA(1)	1M SOFR + 2.00%	100,000	25,104	74,896	74,896	88,300	10/28/2028	10/28/2030
		$610,000	$193,508	$416,493	$416,493	$561,965

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Revolving Credit Facility	1M SOFR + 1.95%	42,075	15,355	26,720	26,720	N/A(4)	5/21/2026	5/21/2027
		Total Debt Obligations		$443,213	$443,213

(1)
The Natixis Repurchase Agreement, Customers Bank Credit Agreement and CIBC Credit Agreement (each as defined below) are secured by certain real estate loan investments originated in BLKM I, BLKM III and BLKM IV (each as defined below), respectively, as of December 31, 2025.
(2)
Represents the stated interest rate. Borrowings under the Company’s debt obligations carry interest at one-month Term SOFR plus a spread. On December 31, 2025, one-month Term SOFR was 3.68%.
(3)
Represents maximum facility size under the initial agreement and remaining available capacity to borrow after taking into account outstanding indebtedness as of December 31, 2025. Debt obligations may provide for increased borrowing capacity subject to the consent of the lender in its sole discretion.
(4)
The Company’s obligations under the JPM Credit Agreement (as defined below) are secured by outstanding capital commitments of the BlackRock Advisor. As of December 31, 2025, the remaining outstanding capital commitment of the BlackRock Advisor was $46.75 million.

Natixis Repurchase Agreement

On May 23, 2025, BLKM I, LLC (the “BLKM I”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (together with the related transaction documents, as amended, the “Natixis Repurchase Agreement”), with Natixis, New York Branch (“Natixis”), to finance the acquisition by BLKM I of eligible loans as more particularly described in the Natixis Repurchase Agreement. The Natixis Repurchase Agreement provides for asset purchases by Natixis for up to an initial amount of $250 million, which may be increased to $300 million, subject to the consent of Natixis, in its sole discretion. The funding period end date of the Natixis Repurchase Agreement is May 23, 2027, subject to extension to a date in the future generally not to exceed the repurchase date of the last remaining eligible loan subject to the Natixis Repurchase Agreement, subject to satisfaction of certain customary conditions. In connection with the Natixis Repurchase Agreement, the Company provided a guaranty (the "Natixis Guaranty"), which may become full recourse to the Company upon the occurrence of certain events, such as material breach of covenants, change of control, or reorganization of the guarantor as described in the Natixis Guaranty. The Natixis Guaranty contains operational covenants, and covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type. The Company was in compliance with all covenants as of December 31, 2025.

Customers Bank Credit Agreement

On July 30, 2025, BLKM III, LLC (“BLKM III”), an indirect wholly owned special-purpose financing subsidiary of the Company, entered into a credit agreement (as it may be amended from time to time, the “Customers Bank Credit Agreement”) with Customers Bank, as lender, account bank and administrative agent (“Customers”), certain other participating lenders, and MonticelloAM Servicing, LLC, as servicer. In connection with the Customers Bank Credit Agreement, the Company provided a guaranty to Customers that may become full recourse to the Company upon the occurrence of certain events, such as an illegal act, fraud, misappropriation of funds, loan recharacterization by any court, inappropriate loan title or, challenge, deny or repudiate core transaction documents or lender rights as described in the Customers Bank Credit Agreement. On December 16, 2025, the Customers Bank Credit Agreement was amended to increase the maximum aggregate commitment to $260.0 million as may be further increased to an amount as agreed between BLKM III and Customers.

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

The Customers Bank Credit Agreement contains representations, warranties, covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type, in addition to events of default and indemnities that are also customary for an agreement of its type. The Company was in compliance with all covenants as of December 31, 2025.

CIBC Credit Agreement

On October 28, 2025, BLKM IV, LLC (“BLKM IV”), an indirect wholly-owned special-purpose financing subsidiary of the Company, as borrower, entered into a revolving credit agreement (as it may be amended from time to time, the “CIBC Credit Agreement”) with CIBC Bank USA (“CIBC”), as lender and administrative agent, and certain other lenders party thereto. The CIBC Credit Agreement provides for revolving loans of up to an initial maximum amount of $100.0 million, which may be increased up to a maximum of $250.0 million at BLKM IV’s request subject to the consent of CIBC and the other lenders, in their sole discretion. The maturity date of the CIBC Credit Agreement is October 28, 2028, and is subject to two, one year extensions, at BLKM IV’s request and subject to the payment of an extension fee and other customary conditions. Advances under the CIBC Credit Agreement generally bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate plus 2.0%.

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

The CIBC Credit Agreement and the Guaranty contain representations, warranties, covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type, in addition to events of default and indemnities that are also customary for an agreement of its type. The Company was in compliance with all covenants as of December 31, 2025.

JPM Revolving Credit Facility

On May 22, 2025, the Company entered into a revolving credit agreement (as it may be amended from time to time, the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as lender. The JPM Credit Agreement provides for revolving loans of up to a maximum aggregate availability of $42.08 million. The Company’s obligations under the JPM Credit Agreement are secured by outstanding capital commitments of the BlackRock Advisor. The JPM Credit Agreement may be increased to an amount as agreed between the Company and JPM, subject to the consent of JPM and other customary conditions. In addition, at no time may the outstanding obligations under the JPM Credit Agreement exceed 90% of the total uncalled capital commitments of the BlackRock Advisor. The JPM Credit Agreement also contains certain operational covenants customary for agreements of this type. As of December 31, 2025, the total uncalled capital commitments of the BlackRock Advisor were $46.75 million and obligations under the JPM Credit Agreement were limited to $42.08 million. The Company is permitted to borrow under the JPM Credit Agreement for any purpose permitted under its constituent documents. The maturity date of the JPM Credit Agreement is May 21, 2026, which may be extended upon the Company’s request to a date no longer than 12 months after the then-effective maturity date, subject to the consent of JPM and other customary conditions. The Company was in compliance with all covenants as of December 31, 2025.

Note 5. Fair Value Measurements

Our board of trustees, including a majority of our independent trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisors and the Independent Valuation Advisor (as defined herein) in connection with estimating the values of our assets and liabilities. These guidelines are designed to seek to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, and the Valuation Committee (as defined below) will review the appropriateness of our valuation procedures.

The Company has engaged an Independent Valuation Advisor (the "Independent Valuation Advisor"), which was approved by our board of trustees, including a majority of our independent trustees. Valuations of real estate loan investments and debt obligations are determined by the Advisors (through the Valuation Committee) based on valuations prepared by the Independent Valuation Advisor.

The Advisors have formed a Valuation Committee (the "Valuation Committee"), which approves the proposed estimates of fair value of real estate loan investments and debt obligations. Each Advisor has designated two voting representatives on the Valuation Committee, and these representatives serve as the four voting members of the Valuation Committee, which includes other non-voting members agreed upon by the Advisors.

The fair values of our real estate loan investments are determined by the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor, on a monthly basis. Newly originated or acquired real estate loan investments are initially valued at cost in the month that they are closed, which represents fair value at that time. For each month after the initial month in which a loan investment is closed, the fair value of such investment is determined by the Advisors (through the Valuation Committee), based on valuations prepared by the Independent Valuation Advisor. Valuations of the real estate loan investments reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair values are determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The current market interest rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.

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

Fair Value Disclosure: The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Consolidated Balance Sheets by their level in the fair value hierarchy ($ in thousands):

	December 31, 2025
	Level I	Level II	Level III
Financial Assets:
Real estate loan investments, at fair value	$—	$—	$561,965
Financial Liabilities:
Debt obligations, at fair value	$—	$—	$443,213

The following table summarize changes in Level III real estate loan investments ($ in thousands):

For The Year Ended December 31, 2025

Balance as of December 31, 2024	$-
Funding of real estate loan investments	561,965
Net unrealized gain (loss) on real estate loan investments	-
Balance as of December 31, 2025	$561,965

The following table summarizes changes in Level III debt obligations ($ in thousands):

For The Year Ended December 31, 2025

Balance as of December 31, 2024	$-
Proceeds from debt obligations	556,968
Repayments of debt obligations	(113,755)
Net unrealized gain (loss) on debt obligations	-
Balance as of December 31, 2025	$443,213

The following table contains the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy ($ in thousands):

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Impact to valuation from increase in input	Range of Inputs	Weighted Average of Inputs
Financial Assets:
Real estate loan investments	$405,315	Discounted cash flow	Discount Rate	Decrease	6.4%-15.9%	7.7%
Real estate loan investments	156,650	Recent transaction price	Transaction price	N/A	N/A	N/A
Total Real estate loan investments, at fair value	$561,965
Financial Liabilities:
Debt obligations	$443,213	Discounted cash flow	Discount Rate	Decrease	5.1%-5.7%	5.5%
Total Debt obligations, at fair value	$443,213

For the year ended December 31, 2025, there were no transfers of assets or liabilities between levels within the fair value hierarchy. Additionally, no financial assets or liabilities were held by the Company as of December 31, 2024.

Note 6. Equity

The Company is authorized to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share, including unlimited common shares classified as Class T shares, unlimited common shares classified as Class S shares, unlimited common shares classified as Class D shares, unlimited common shares classified as Class I shares, unlimited common shares classified as Class F-S shares, unlimited common shares classified as Class F-D shares, unlimited common shares classified as Class F-I shares, and unlimited common shares classified as Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. The Company intends to offer and sell to a limited number of investors its common shares in the Private Offering.

The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management and performance fees. See Note 10.

The BlackRock Advisor has agreed to purchase from the Company an aggregate amount of not less than $50 million in Class E shares at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if a NAV has yet to be calculated, then $25.00 (the “Initial BlackRock Investment”). In connection with the Initial BlackRock Investment, the BlackRock Advisor purchased 130,000 Class E shares for $3.25 million at $25.00 per share. Additionally, Monticello Capital Partners, LLC, a Delaware limited liability company and an affiliate of MONTICELLOAM, LLC (the "Monticello Investor") and, together with the BlackRock Advisor, the "Sponsor Investors") also purchased 130,000 Class E shares for $3.25 million at $25.00 per share (the "Initial Monticello Investment" and, together with the Initial BlackRock Investment, the "Initial Sponsor Investments"). The Class E shares purchased by the Sponsor Investors are considered redeemable common shares and are presented as such in the Consolidated Statement of Changes in Redeemable Common Shares and Equity.

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

The following table details the movement of outstanding common shares as of December 31, 2025 (in thousands):

	For the Year Ended December 31, 2025

	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares
Balance as of December 31, 2024	-	-	-
Common shares issued	50,612	4,042,160	512,386
Distribution reinvestment	119	44,220	-
Balance as of December 31, 2025	50,731	4,086,380	512,386

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares received the same gross distribution per share during the period.

The aggregate and net distributions declared for each applicable class of common shares are below:

Distributions - Per Share	For the Year Ended December 31, 2025

	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares

Aggregate distribution declared per share	$1.2580	$1.2580	$0.2945
Shareholder servicing fee per share	-	-	0.0181
Net distribution declared per share	$1.2580	$1.2580	$0.2764

	For the Year Ended December 31, 2025
Distributions - Amount ($ in thousands):
	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares

Aggregate distribution declared	$357	$4,287	$151
Shareholder servicing fee	-	-	9
Net distribution declared	$357	4,287	142

Note 7. Redeemable Common Shares

On December 23, 2024 (date of initial capitalization), the Sponsors invested an aggregate of $2,000 to capitalize the Company, with each Sponsor investing $1,000 in consideration for 40 common shares of beneficial interest, par value $0.01 per share. These common shares were exchanged into an equivalent number of issued and outstanding Class E shares as of March 4, 2025, and are considered redeemable common shares and are presented as such in the Consolidated Statement of Changes in Redeemable Common Shares and Equity.

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

On October 16, 2025, the Company entered into each of (i) amendment No. 2 to the subscription agreement, by and between the Company and the BlackRock Advisor (the “BlackRock Subscription Amendment”), and (ii) amendment No. 1 to the subscription agreement (the “Monticello Subscription Amendment” and, together with the BlackRock Subscription Amendment, the “Subscription Amendments”), by and between the Company and the Monticello Investor, pursuant to which each of the Sponsor Investors agreed not to submit for repurchase any Class E shares issued to it in respect of their respective Sponsor Investments until December 31, 2028 (the “Sponsor Liquidity Date”). On or following the Sponsor Liquidity Date, each of the Sponsor Investors may, from time to time, request that the Company repurchase an aggregate number of Class E shares issued in respect of the Sponsor Investments equal to the amount available under the 5% quarterly cap of the share repurchase plan of the Company at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date, but only during quarters when the Company fully satisfies repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the share repurchase plan, as described below (with respect to a repurchase from the BlackRock Advisor, a “BlackRock Repurchase”; with respect to a repurchase from the Monticello Investor, a “Monticello Repurchase”; and collectively, a “Sponsor Repurchase”).

Notwithstanding the foregoing, for so long as (i) the BlackRock Advisor or its affiliate acts as the Company’s investment advisor, the Company will not effect any BlackRock Repurchase, and (ii) the Monticello Investor or its affiliate acts as the Company’s investment advisor, the Company will not effect any Monticello Repurchase, in each case, in any quarter that the full amount of all common shares requested to be repurchased by shareholders other than the Sponsor Investors and their respective affiliates under the share repurchase plan are not repurchased or the share repurchase plan has been suspended. We may fund any sponsor repurchase from sources other than cash flow from operations, including, without limitation, borrowings, offering net proceeds, the sale of assets, and return of capital, and we have no limits on the amounts we may fund from such sources. (See Note 8).

As of December 31, 2025, all 260,080 Class E shares issued in respect of the Initial Sponsor Investments are considered redeemable common shares as reflected in the Consolidated Statement of Changes in Redeemable Common Shares and Equity. These common shares are classified in temporary equity given that the Class E shares held by the Sponsor Investors may be repurchased upon request following the applicable liquidity dates and subject to certain conditions as set forth in the Subscription Amendments.

Redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is determined based on the Company’s NAV per share of the applicable share class as of the reporting date. Changes in the fair value of redeemable common shares are recorded to additional paid-in capital. As of December 31, 2025, remeasurement of redeemable common shares was $941 thousand.

The following tables summarize the changes in redeemable common shares:

For the Year Ended December 31, 2025
Balance as of December 31, 2024	80
Issuance of redeemable common shares	260,000
Balance as of December 31, 2025	260,080

The aggregate net distributions declared for redeemable common shares are below:

For the Year Ended December 31, 2025

Redeemable Common Shares
Aggregate distribution declared per share	$1.2580
Shareholder servicing fee per share	-
Net distribution declared per share	$1.2580

Note 8. Share Repurchase Plan

On March 4, 2025, the board of trustees adopted the Share Repurchase Plan, which commenced as of December 31, 2025, which is the first full calendar quarter following the Initial Retail Closing. Pursuant to the Share Repurchase Plan, shareholders may request on a quarterly basis that the Company repurchase all or a portion of their common shares. The Company is not obligated to repurchase any common shares and may choose to repurchase only some, or even none, of the common shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, which will generally be equal to our prior month's NAV per share, except that common shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an "Early Repurchase Deduction"). The one year holding period is measured from the first calendar day of the month in which the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

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

Note 9. Net Income (Loss) Per Common Share

As of December 31, 2025, there were no dilutive instruments impacting net income per common share, therefore, there is no difference between basic and diluted net income per common share. Net income per common share for the year ended December 31, 2025, is computed as follows ($ in thousands, except for share and per share data):

For The Year Ended December 31, 2025
	Class E (1)	Class F-I	Class F-S	Total
Basic and Diluted:
Net income (loss)	$(272)	$(1,950)	$(72)	$(2,293)
Weighted-average common shares outstanding, (basic and diluted)	166,649	3,345,701	512,386	1,896,767
Basic and Diluted net income (loss) per common share	$(1.63)	$(0.58)	$(0.14)	$(1.21)

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

The management fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a management fee with respect to the Class E shares. As of December 31,

2025, only Class E, Class F-S and Class F-I shares were issued by the Company, and therefore no management fee was earned or paid to the Advisors for the year ended December 31, 2025.

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

The performance fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a performance fee on Class E shares. For the twelve months ended December 31, 2025, no performance fee was earned or paid to the Advisors.

Organization and Offering Expenses: The Advisors have agreed to advance all of the Company’s organization and offering expenses including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities (but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) through July 1, 2026, which is the first anniversary of the Initial Retail Closing of the Private Offering. The Company will reimburse the Advisors for all such advanced expenses ratably over the 60 months following July 1, 2026 . Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by the Advisors without reimbursement from the Company. For the year ended December 31, 2025, organizational expenses incurred are $2.6 million and offering costs incurred are $4.7 million, which included $1.1 million of shareholder servicing fees recorded as offering costs in the Consolidated Statement of Changes in Redeemable Common Shares and Equity that are not advanced by the Advisors. These amounts include $508 thousand and $960 thousand of organization and offering costs, respectively, that represent reimbursement of costs and expenses eligible for reimbursement of personnel of the Advisors and their affiliates other than those who provide investment advisory services to us or serve as the Company’s executive officers. As of December 31, 2025, the amount due to Advisors for such expenses of $6.2 million is included as part of due to affiliates on the Consolidated Balance Sheets.

Operating Expense Reimbursement: The Company will reimburse the Advisors and their affiliates for out-of-pocket costs and expenses they incurred in connection with the services they provide, including, but not limited to, (1) the actual cost of goods and services used and obtained, whether payable to an affiliate or a non-affiliated person, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, fees relating to investment valuations and any fees relating to the Company’s operations and administration, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating the Company’s investments, whether payable to an affiliate or a non-affiliated person, (3) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination and financing of investments, whether or not such investments are acquired and (4) expenses of personnel of the Advisors and their affiliates other than those who provide investment advisory services to us or serve as the Company’s executive officers, provided, that the Advisors may be reimbursed for services performed by an executive officer that are outside the scope of such role. There was $2.1 million in operating expenses incurred by the Advisors for the year ended December 31, 2025.

The Company will reimburse the Advisors for such expenses advanced through July 1, 2026, which is the first anniversary of the Initial Retail Closing of the Private Offering, ratably over the 60 months following July 1, 2026. Operating expenses incurred after July 1, 2026 are intended to be paid by the Company as incurred. For the year ended December 31, 2025, certain general and administrative expenses and debt issuance costs incurred and advanced by the Advisors are $5.4 million and are included within the Consolidated Balance Sheets.

Origination Fees: Effective October 16, 2025, the Company receives a pro rata portion (based upon the Company’s investment as a percentage of the whole loan) of origination fees paid by a borrower or its affiliate in connection with the origination of each new loan owned in whole or part by the Company, net of certain fees and/or commissions paid to third parties in respect of the origination of such loans (the “Net Origination Fee”). With respect to each originated loan, the Company pays to the Monticello Advisor an amount equal to one-half of the Net Origination Fee received by the Company in respect of such loan (not to exceed 0.50% of the principal amount thereof, assuming that such loan is fully drawn), and retain for the benefit of the Company any remaining Net Origination Fee in respect of such loan. Any extension fees, exit fees, prepayment fees, loan assumption fees, underwriting fees, administration fees and/or similar fees in respect of loans owned in whole or part by the Company or its subsidiaries are retained by the Advisors. For the year ended December 31, 2025, the Company earned $1.83 million in Net Origination Fees which is recorded within other income on the Consolidated Statement of Operations. $915 thousand of Net Origination Fee expense owed to the Monticello Advisor was recorded within origination fees payable to advisors on the Consolidated Statement of Operations.

In addition, and for the avoidance of doubt, the Company reimburses the Advisors for out-of-pocket expenses in connection with the selection, origination and acquisition of investments, whether or not such investments are acquired. No such expenses were incurred or reimbursed for the year ended December 31, 2025.

Fees or Reimbursements for Other Services: The Company may retain certain of the Advisors’ affiliates, from time to time, for services relating to Company investments or operations, which may include, but are not limited to, accounting and administration services, tax services, compliance services, reporting services, capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. Any fees or reimbursements paid to the Advisors’ affiliates for any such services will not reduce the management fee. No fees or reimbursements for these services were incurred during the year ended December 31, 2025.

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

The Company accrues as an offering cost, the estimated amount of shareholder service fees payable to the Dealer Manager over the estimated investment period of each holder of the respective shares. Accrued shareholder servicing fees were $1.1 million as of December 31, 2025.

Note 11. Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2025. The Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT and intends to continue to operate in the foreseeable future in such a manner that the Company will remain qualified as a REIT for income tax purposes. A REIT is required by U.S. federal income tax law to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and pay tax at regular corporate rates to the extent that a REIT annually distributes less than 100% of its net taxable income. It is generally the Company’s policy that it will distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company will distribute such shortfall within the next year as permitted by the Code. Upon filing, the Company's tax returns for three years from the date filed are subject to examination.

The Company and its direct subsidiary, BLKM Funding (TRS) LLC, have made a joint election to treat the subsidiary as a TRS. As such, the TRS is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon its taxable income. During the year ended December 31, 2025, the Company recorded $5 thousand of income tax benefit attributable to its TRS and a net deferred tax asset of $6 thousand resulting from net operating loss carryforwards which is included in other assets in the Consolidated Balance Sheets. As of December 31, 2025, no valuation allowance was established.

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

Note 13. Commitments and Contingencies

As of December 31, 2025, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Real Estate Loan Commitments

As of December 31, 2025, the Company had $56.6 million of unfunded commitments related to real estate loan investments. The timing and amounts of future loan fundings under these commitments are uncertain as these commitments may relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining tenors of these loans.

Note 14. Subsequent Events

Private Offering

In connection with the Company's continuous private offering, the Company issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common Shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class E Common Shares	35,827	$900	241	$6
Class F-I Common Shares	908,024	22,781	31,986	802
Class F-S Common Shares	1,138,328	28,565	5,010	126
Total	2,082,179	52,246	37,237	934

Dividends

The Company declared the following aggregate distributions and distributions per share on January 31, 2026 and February 27, 2026 for each class of its common and redeemable shares as set forth below:

Actual	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class F-I Common Shares	$1,724,421	$-	$1,724,421
Class E Common and Redeemable Shares	$132,131	$-	$132,131
Class F-S Common Shares	$436,416	$(40,289)	$396,127

Per Share	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class F-I Common Shares	$0.3854	$-	$0.3854
Class E Common and Redeemable Shares	$0.3854	$-	$0.3854
Class F-S Common Shares	$0.3854	$(0.0359)	$0.3495

Real estate loan investments and related financing

From January 1, 2026 through date of filing, the Company closed on 5 seniors housing and one multifamily real estate loan investment with an aggregate outstanding principal of $195.6 million. The investments included a $4.25 million participation interest in a first mortgage that earns interest at a floating rate equal to the one-month Term SOFR plus a spread of 4.25% over the course of a three-year initial term and two one-year extension option periods. Additionally, the Company closed on $191.35 million in first mortgage whole loans that earn interest at a floating rate equal to the one-month Term SOFR plus a range of spreads between 2.65% to 4.85%. The first mortgage whole loans have initial terms that range between two to three years, with extension options that vary between 6 months and one year for the fully extended maturity dates

The Company utilized a combination of cash on hand and borrowings from secured and unsecured borrowing facilities to facilitate the closing of the real estate loan investments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our President and CFO. Based upon this evaluation, our President and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We operate under the direction of our board of trustees. Our board of trustees is currently comprised of five trustees, three of whom are independent trustees, as defined by our Declaration of Trust. A description of definition of “independent trustee” is found in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Trustee Independence” below.

Trustees and Executive Officers

Information regarding our trustees and executive officers are set forth below:

Name	Age(1)	Position	Position Held Since
Daniel Dunay	41	Chairman of the Board	2025
Robert P. Karnes	64	President	2025
Barry W. Szarvas Jr.	56	Chief Financial Officer	2025
Marc A. Fox	65	Treasurer	2025
James E. Rehlaender III	41	Executive Vice President	2025
Alan G. Litt	66	Executive Vice President	2025
Jonathan M. Litt	59	Assistant Treasurer	2025
Robert J. Weiss	54	Secretary, General Counsel	2025
Thomas J. Lally	70	Trustee	2024
Jill S. Hatton	66	Independent Trustee	2025
Larry LaGrone	67	Independent Trustee	2025
Thomas F. Troy	70	Independent Trustee	2025

(1)
As of March 26, 2026.

Each trustee will hold office until his or her death, resignation, removal or adjudication of legal incompetence or the election and qualification of his or her successor. The address for each of our trustees is c/o 50 Hudson Yards, New York, NY 10001.

Each officer holds office at the pleasure of our board of trustees until his or her successor is duly appointed and qualified or until his or her earlier death, resignation or removal.

Daniel Dunay has served as the Executive Chairperson of our board of trustees since March 2025. Mr. Dunay is Chief Operating Officer of Global Product Solutions for BlackRock and is responsible for enabling BlackRock’s product and commercial priorities globally. Previously, he was Head of Americas Financial Institutions, BlackRock’s insurance asset management distribution franchise in the region. Additionally, Mr. Dunay has served as Head of Pricing Strategy and Analytics and Global Head of Compensation & Benefits at the firm. He started at BlackRock as a member of the Corporate Planning team, where he focused on special projects in Finance including support of mergers & acquisitions activity and compensation-related financial analysis. Prior to joining BlackRock in 2013, Mr. Dunay was a principal at Centerview Partners, a boutique investment bank, where he helped provide financial and strategic advice to major financial institutions. He previously worked in Citi’s Investment Banking Division, where he was a member of the Financial Institutions M&A group. Mr. Dunay holds an AB, magna cum laude in economics, from Harvard College.

We believe that Mr. Dunay’s extensive capital raising and finance experience brings valuable experience to our board of trustees.

Robert P. Karnes has served as our President since January 2025 and has been a Managing Director of BlackRock since 2011. Mr. Karnes is responsible for the strategy, investment, and portfolio management of real estate debt investments globally. Prior to joining BlackRock in 2011, he was chief investment officer and partner of Hillenbrand Partners, directing deal sourcing, investment, and portfolio management activities for the firm’s high yield real estate debt portfolio. Previously, he was executive director of Morgan Stanley, where he oversaw real estate investment and portfolio management activities for the firm’s proprietary, fixed-income distressed debt business in Europe and Asia. Mr. Karnes was also previously with First Chicago Capital Corporation, a leading buyer of subordinate CMBS and high yield real estate debt. Mr. Karnes began his career at First Chicago in real estate portfolio and construction finance. Mr. Karnes earned a BBA degree from the University of Notre Dame and an MBA degree from the Kellogg Graduate School of Management at Northwestern University. He is a member of the Commercial Real Estate Finance Council, the Urban Land Institute, the Kellogg Real Estate Advisory Council and the Fitzgerald Institute for Real Estate at the University of Notre Dame.

Barry W. Szarvas Jr. has served as our Chief Financial Officer since February 2025 and is a Managing Director of BlackRock. As CFO, Barry is responsible for accounting, financial reporting and regulatory oversight for the Company. Barry’s prior experience spans 30+ years across asset management, investment banking and public accounting. Prior to returning to BlackRock in February 2025, Barry was with Cerberus Capital Management as a Senior Managing Director and Chief Accounting Officer for their investment products since July 2024. Prior to that role, Mr. Szarvas was at BlackRock for six years including serving as a Managing Director and CFO for their real estate, private equity, and private credit funds. Prior to his time with BlackRock, Mr. Szarvas spent over a decade at Goldman Sachs, including serving as Vice President of Alternative Investment and Management Selection and as Vice President Merchant Bank, Real Estate, with responsibilities over financial reporting, regulatory reporting, and operational due diligence. Barry also has over ten years of professional experience in public accounting with various firms. Mr. Szarvas earned a B.S. degree in accounting from the University of Scranton and is a licensed Certified Public Accountant in New Jersey.

Marc A. Fox has served as our Treasurer since January 2025. Marc Fox serves as Treasurer and is MONTICELLOAM’s Chief Operating Officer. Previously, Mr. Fox served as Chief Financial Officer for Starwood Credit REIT from July 2023 to November 2024 and as a consultant for Starwood Capital earlier in 2023. Prior to his experience at Starwood Capital, Mr. Fox served as the Chief Financial Officer for Greystone & Co from June 2021 to November 2022, where he was responsible accounting and financial reporting. Prior to his time at Greystone & Co, Mr. Fox was the Chief Financial Officer at Ladder Capital Finance (NYSE: LADR) from November 2008 to May 2021, where he was responsible for the finance, accounting, financial reporting, investor relations and tax functions. Before joining Ladder Capital Finance, Mr. Fox served as Executive Vice President and Treasurer of GMAC Commercial Mortgage and Capmark Financial Group from August 1997 to November 2008, where he was responsible for all cash and debt management, asset and liability management, accounts payable and banking relationships. Mr. Fox received a B.S. degree in economics and a M.B.A. from The Wharton School at the University of Pennsylvania.

James E. Rehlaender III (Tripp) has served as our Executive Vice President since January 2025. Mr. Rehlaender, a Managing Director of BlackRock, focuses on capital markets activities and portfolio management. He is responsible for sourcing investment opportunities, capital markets strategy and execution as well as guiding overall investment and business strategy. Mr. Rehlaender was previously a senior member of the Financial Markets Advisory business (“FMA”). During his tenure with FMA, he served as a portfolio manager and advisor with specializations in the commercial real estate, financial services, infrastructure and shipping sectors in the US and EMEA. In his position as a portfolio manager and asset class expert in the advisory business, he was responsible for serving a wide range of clients including official institutions, insurance companies, pension funds, banks, hedge funds and private equity funds on valuation, risk assessment and strategy for their existing investment portfolios as well as new investment opportunities. He began his career in real estate investment banking. Mr. Rehlaender graduated from Duke University with a Bachelor of Arts in psychology and a minor in economics.

Alan G. Litt has served as our Executive Vice President since January 2025. Mr. Litt is Principal, Co-Founder, and Board Member of MONTICELLOAM, LLC since inception in 2014. With over thirty years of experience as a developer, owner/operator, and lender in the multifamily and seniors housing industry, Mr. Litt plays a key role in guiding the firm’s strategic initiatives and lending operations. Prior to co-founding MONTICELLOAM, Mr. Litt served as President and Chairman of The Kohl Companies, overseeing the development, ownership, and operation of skilled nursing facilities and multifamily housing, including market-rate and affordable housing financed through low-income housing and historic tax credits. Mr. Litt has extensive expertise in navigating regulated businesses and has held various advisory roles, including serving as Advisory Council for Provident Bank. He also provides consulting services to several not-for-profit religious, healthcare, and educational organizations in the New York Metropolitan Area. Alan G. Litt is the brother of Jonathan M. Litt, an executive officer of the Company. Mr. Litt earned a Bachelor of Science degree in Finance from New York University.

Jonathan M. Litt has served as our Assistant Treasurer since January 2025. Mr. Litt is Principal, Co-Founder, and Board Member of MONTICELLOAM, LLC since inception in 2014. Mr. Litt has over thirty years of experience as an owner/operator and lender in the multifamily and seniors housing industry. At MONTICELLOAM, Mr. Litt oversees all operations and investor relations at the firm, in addition to acting as Chief Compliance Officer, managing MONTICELLOAM’s regulatory adherence in its policies and procedures. Mr. Litt also leads MONTICELLOAM’s seniors housing advisory services and workout group. Prior to his current role, he served as Chief Executive Officer of Kohl Construction Group while concurrently holding the position of Executive Vice President at Kohl Solutions, overseeing the development and operations of seniors housing, affordable housing, mixed-use, and industrial properties throughout the Mid-Atlantic region. He is an Executive Board Member of the Grateful Americans Charity, which provide resources that support programs aimed at ending Veteran homelessness and suicide and combating Post Traumatic Stress Disorder (PTSD). Jonathan M. Litt is the brother of Alan G. Litt, an executive officer of the Company. Mr. Litt earned a Bachelor of Science degree from Ithaca College.

Robert J. Weiss has served as our Secretary, General Counsel since January 2025. Mr. Weiss, Managing Director and Senior Counsel of BlackRock, is Head of Legal for Real Estate in the United States and oversees the legal affairs of certain other alternative investment businesses. Prior to joining BlackRock in March 2005, he was an Associate at Heller Ehrman LLP where he advised corporate clients in mergers and acquisitions, corporate finance and securities matters. Mr. Weiss earned both his JD and BA from the University of Michigan.

Thomas J. Lally has served as a member of our board of trustees since November 2024. Mr. Lally is Principal, Co-Founder, and Board Member of MONTICELLOAM, LLC since inception in 2014. Mr. Lally leverages over thirty years of experience in the mortgage securitization field to help navigate the firm through different credit cycles and guide the firm’s lending operations. Prior to co-founding MONTICELLOAM, Mr. Lally served as Managing Director and trader of mortgage-backed securities at Ladder Capital. His previous experience includes key positions as Managing Director in multifamily and commercial origination and trading at notable firms such as First Boston, Merrill Lynch, Daiwa Securities, Greystone, and UBS/Principal Finance. Mr. Lally earned a Bachelor of Arts degree from the College of the Holy Cross.

We believe that Mr. Lally’s extensive experience in capital markets in the multifamily and seniors housing space brings valuable experience to our board of trustees.

Jill S. Hatton has served as an independent trustee since March 2025. Ms. Hatton has over 40 years of institutional real estate investment experience and currently serves as an Independent Director and Chair of the Audit Committee for the BlackRock Monticello Debt Real Estate Income Trust (March 2025 to present), Chair of the Mass PRIM Real Estate and Timber Committee (2011 to present), Member of the New York State Teachers Real Estate Advisory Committee (2014 to present), and Vice Chairperson and Commissioner - Boston Zoning Commission (Commissioner 1999 to present and elected Vice Chairperson 2024). Previously, Ms. Hatton was a Director at the University of Wisconsin Foundation Board (2007-2020) and was Chair of both Investment and Alternatives Committees. She also served as an Advisor to the University of Wisconsin Foundation Investment and Alternatives Committees from 2020-2023. Ms. Hatton was President and CEO of GE Capital Investment Advisors and Managing Director of SSR Realty Advisors, Inc., which was acquired by BlackRock in 2005. Ms. Hatton retired from BlackRock in 2008 as a Managing Director of BlackRock Real Estate. Ms. Hatton is a Counselor of Real Estate (CRE) and former Chair of the CRE New England Chapter. Ms. Hatton has been a full member of the Urban Land Institute since 1994 and recently served as Governing Trustee (2016-2020), Founder and Chair of Urban Development Mixed Use (UDMUC) Platinum Product Council (2017-2020), Chair of Urban Development Mixed Use (UDMUC) Red Product Council and member of the Executive Committee of the ULI Women’s Leadership Initiative. Ms. Hatton earned a MS in Business in Real Estate Appraisal and Investment Analysis in 1982 and a BBA with Majors in Real Estate and Finance awarded with Honors and Distinction in 1981, both from the University of Wisconsin Madison. She received the Outstanding University of Wisconsin Real Estate Alumnus Award in 2010 and was a Teaching Assistant under Professor James A. Graaskamp in 1981-82. She also currently serves on the University of Wisconsin Astronomy Board of Visitors and previously served as Treasurer and on the Board of Directors at the Community Music Center of Boston.

We believe that Ms. Hatton’s extensive institutional real estate investment experience brings valuable experience to our board of trustees.

Larry LaGrone has served as an independent trustee since March 2025. Mr. LaGrone has worked in banking since 1977, with a primary focus throughout his career in special servicing and troubled commercial real estate assets. He most recently served as Vice President of Portfolio Risk Management for Fannie Mae until his retirement in September 2024. In this role, Mr. LaGrone’s responsibilities included all aspects of asset management and special servicing of the $470 billion multifamily portfolio. Mr. LaGrone received a BS in Management and Economics from Southeastern Oklahoma State University.

We believe that Mr. LaGrone’s extensive experience in banking, real estate and asset management, as well as his history in overseeing sustainable and impact investments for large asset managers, brings valuable experience to our board of trustees.

Thomas F. Troy has served as an independent trustee since March 2025. Mr. Troy is a seasoned executive with nearly 40 years of experience in capital markets, banking, wealth, and asset management. He served as Vice-Chairman of UBS Asset Management Americas, Inc. (“UBS Asset Management”) from January 2018 to June 2021. In this role, Mr. Troy helped provide innovation and thought leadership in key areas such as sustainable and impact investing and platform and product creation for UBS Asset Management, which is one of the largest asset managers globally with over $1.2 trillion in invested assets and with locations in 23 markets. From 2010 to 2017, Mr. Troy served as Head of Capital Markets and Sales for UBS Wealth Management Americas, Inc., where he led the strategic growth and build-out of the sales and trading functions to support high net worth and ultra-high net worth clients. Prior to joining UBS Wealth Management Americas, Inc., Mr. Troy served as Principal at Gardenia Global Advisors, LLC from 2006 to 2010, where he was responsible for managing money and risk. Mr. Troy has also served as Principal at Bear Wagner Specialists, Inc. from 2004 to 2006, where he was responsible for marketing new issues to institutional clients. Mr. Troy previously held a variety of positions at Merrill Lynch & Co., Inc. from 1983 to 2003, including Head, Securities Services Division, where he was responsible for managing the firm’s $1.4 billion prime brokerage, clearing, lending and futures businesses and Head, Institutional Equities, where he oversaw all secondary and primary sales, trading and capital markets activities across the firm’s cash and derivative products. Mr. Troy currently serves as a member of the Advisory Board of Holy Cross College and a member of the Center for Global Collaboration and Health Initiatives. Mr. Troy received a B.A. in Economics and Accounting from Holy Cross College and an MBA from Stern School of Business, New York University.

We believe that Mr. Troy’s extensive experience in capital markets, banking, wealth and asset management as well as his history in overseeing sustainable and impact investments for large asset managers bring valuable experience to our board of trustees.

Although most of the services provided to us by the individuals who are executive officers are in their respective roles as executive officers of the Advisors, they have certain duties as executive officers of the Company arising from our Declaration of Trust and our Bylaws. These duties include executing contracts and other instruments in our name and on our behalf and such other duties as may be prescribed by our board of trustees from time to time.

Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of trustees from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Leadership Structure and Oversight Responsibilities

Our entire board of trustees is responsible for supervising our business. However, pursuant to our Bylaws, our board of trustees may delegate some of its powers to one or more committees as deemed appropriate by our board of trustees, provided that each committee consists of at least a majority of independent trustees.

Our board of trustees has constituted an Audit Committee (the “Audit Committee”) and may form additional committees in the future.

Audit Committee

The Audit Committee is comprised of Ms. Hatton and Messrs. LaGrone and Troy. Each of the members of the Audit Committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of trustees pursuant to the Exchange Act and New York Stock Exchange rules applicable to audit committees and corporate governance. Ms. Hatton serves as Chairperson of the Audit Committee and qualifies as the “audit committee financial expert,” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.

The Audit Committee operates pursuant to its charter, which was approved by our board of trustees. The charter sets forth the responsibilities of the Audit Committee, which includes, oversight of the following:

•
our accounting and financial reporting processes;
•
the integrity of our financial statements and other financial information provided by the Company to its shareholders, the public and others;
•
our compliance with legal and regulatory requirements;
•
the qualifications and independence of our independent auditors; and
•
the performance of our internal and independent auditors.

In addition, the Audit Committee determines the selection, appointment, retention and termination of the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The Audit Committee also approves all audit and non-audit services provided by the independent public accountants to us and certain other persons and the fees we pay for these services.

The Audit Committee adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The Audit Committee will oversee the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints.

Corporate Governance

The individuals who serve as our executive officers have certain responsibilities arising from Maryland law and our Bylaws. These responsibilities include executing contracts and other instruments in our name and on our behalf and such other responsibilities as may be prescribed by our board of trustees from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their responsibilities, but they are not required to devote all of their time to us.

A two-thirds majority of our entire board of trustees may change the number of trustees from time to time, provided that the total number is not less than three (3), and unless we amend our Bylaws, not more than 15. For information on trustee independence, see “Item 13. Certain Relationships and Related Transactions, and Director Independence–Trustee Independence.”

For so long as (i) BlackRock or its affiliate acts as an investment advisor to us, BlackRock has the right to designate one (1) trustee for election to our board of trustees and (ii) Monticello or its affiliate acts as an investment advisor to us, Monticello has the right to designate one (1) trustee for election to our board of trustees. Our board of trustees must also consult with BlackRock and Monticello in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal by shareholders in accordance with our Declaration of Trust).

Each trustee will serve until his or her resignation, removal, death, disqualification or adjudication of legal incompetence or the election and qualification of his or her successor. Although the number of trustees may be increased or decreased, a decrease may not shorten the term of any incumbent trustee. Any trustee may resign at any time or may be removed by the shareholders only for “cause,” and then only upon the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of trustees. In addition, any trustee may be removed, at any time, but only for “cause” by written instrument, signed by a majority of the trustees, specifying the date when such removal shall become effective. A vacancy on our board of trustees resulting for any reason other than removal for “cause” by the shareholders, may be filled only by a vote of a majority of the remaining trustees; provided that any vacancy involving an independent trustee may be filled only by a vote of a majority of the remaining independent trustees and any vacancy involving a trustee that was designated by BlackRock or Monticello may be filled only by BlackRock or Monticello, respectively. A vacancy on our board of trustees resulting from removal by the shareholders for “cause” or if there are no trustees may be filled only by the shareholders. “Cause” is defined in our Declaration of Trust as conviction of a felony or a final judgment of a court of competent jurisdiction holding that such trustee caused demonstrable, material harm to the Company through bad faith or active and deliberate dishonesty.

Our board of trustees will generally meet quarterly or more frequently if necessary. Our trustees are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as trustees, our trustees will rely heavily on the Advisors and on information provided by the Advisors. As part of our trustees’ duties, our board of trustees will supervise the relationship between us and the Advisors. Our board of trustees is empowered to approve the payment of compensation to trustees for services rendered to us.

Our board of trustees has adopted written policies on investments and borrowings, the general terms of which are set forth in this Annual Report on Form 10-K. Our board of trustees may revise these policies or establish further written policies on investments and borrowings and will monitor our administrative procedures, investment operations and performance. Our board of trustees, including a majority of our independent trustees, will periodically review our investment policies to determine that they are in our best interest.

Code of Business Conduct and Ethics. We adopted a Code of Business Conduct and Ethics that applies to all of our trustees, officers and employees (if any), and to all of the officers and employees of the Advisors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions while they are performing services for us. Our Code of Business Conduct and Ethics, as it relates to those also covered by BlackRock and Monticello’s respective codes of conduct, operates in conjunction with, and in addition to, BlackRock and Monticello’s respective codes of conduct. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics.

Corporate Governance Guidelines. We adopted corporate governance guidelines to advance the functioning of our board and the audit committee and to set forth the expectations of our board of trustees as to how it and any committees should perform its and their respective functions.

Insider Trading Policies. We have adopted an insider trading policy (“Insider Trading Policy”) governing the purchase, sale, and other dispositions of the registrant’s securities by trustees, officers, and employees, if any. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common shares, to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of reports or written representations from such persons, we believe that our executive officers and directors have complied in a timely manner with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation.

(a)
Compensation of Executive Officers

We are externally managed and have no employees. Our executive officers serve as officers of the BlackRock Advisor or the Monticello Advisor and are employees of the BlackRock Advisor or the Monticello Advisor or one or more of their affiliates. The Advisory Agreements provide that the Advisors are responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Advisors. In addition, we do not reimburse the Advisors for compensation it pays to our executive officers for acting in such officer capacity. The Advisory Agreements do not require our executive officers to dedicate a specific amount of time to fulfilling the Advisors’ obligations to us under the Advisory Agreements. Accordingly, the Advisors have informed us that they cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Advisors do not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

A description of the Advisory Agreements and fees that we pay to the Advisors is found in “Item 13 Certain Relationships and Related Transactions, and Trustee Independence” below.

Policies and Practices Related to the Timing of Equity Awards

We do not grant awards of stock options to our trustees or executive officers. Accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public information. We also have not timed the release of material non-public information for the purpose of affecting the value of executive compensation, if any.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of trustees because we do not directly compensate our executive officers or reimburse the Advisors for their compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Trustee Compensation

Our board of trustees has adopted an independent trustee compensation policy, pursuant to which we will compensate each of our non-employee trustees who are not affiliated with the Advisors, BlackRock or Monticello with an annual cash retainer of $100,000, plus an additional annual cash retainer of $10,000 for the chairperson of the Audit Committee, paid quarterly in arrears. We do not intend to pay our trustees additional fees for attending board meetings, but we intend to reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our trustees who are affiliated with BlackRock or Monticello, including the Advisors, will not receive additional compensation for serving on the board of trustees or committees thereof.

The following table sets forth the compensation earned by or paid to our trustees for the fiscal year ended December 31, 2025:

Name	Fees Earned if Paid in Cash	Total
Daniel Dunay	$—	$—
Thomas J. Lally	—	—
Jill S. Hatton	65,469	92,969
Larry LaGrone	61,126	86,126
Thomas F. Troy	59,430	84,430

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 26, 2026, information regarding the number and percentage of shares owned by each trustee, each executive officer, all trustees and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of our outstanding common shares. Beneficial ownership is determined in accordance with the rules of the SEC and may include certain securities that a person has the right to obtain in the future subject to certain vesting conditions. Unless otherwise noted, the address for each of the persons named below is in care of our principal executive offices at 50 Hudson Yards, New York, NY 10001.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of All Shares
Trustees and Executive Officers
Daniel Dunay	—		—
Robert P. Karnes	—		—
Barry W. Szarvas Jr.	—		—
Marc A. Fox (1)	8,078	*	0.11%
James E. Rehlaender III	—		—
Alan G. Litt	—		—
Jonathan M. Litt	—		—
Robert J. Weiss	—		—
Thomas J. Lally	—		—
Jill S. Hatton	—		—
Larry LaGrone	—		—
Thomas Troy (1)	67,777	*	0.96%
All trustees and executive officers as a group (12 persons)	75,855		1.08%
5% Shareholders
Henry M Rowan 2006 GST Exempt Trust (2)(3)	1,059,652		15.08%
Variant Alternative Income Fund (2)(4)	1,835,941		26.12%
*Represents less than 1%.

(1)
Number of Shares presented in the table relate to Class E Common Shares.
(2)
Number of Shares presented in the table relate to Class F-I Common Shares.
(3)
The business address of Henry M Rowan 2006 GST Exempt Trust is 160 Buckmanville Road, Newtown, Pennsylvania 18940.
(4)
The business address of Variant Alternative Income Fund is 10200 SW Greenburg Road, Suite 760 Portland, Oregon 97223

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Our Relationship with Our Advisors and BlackRock and Monticello

We are externally co-managed by (i) BlackRock Financial Management, Inc., an affiliate of BlackRock, and (ii) MONTICELLOAM, LLC. The Monticello Advisor serves as our investment manager with respect to the Loan Portfolio and the BlackRock Advisor serves as our investment manager with respect to the Liquid Investments Portfolio. We have and will continue to have certain relationships with the Advisors and their affiliates.

Advisory Agreements

Services

Pursuant to the Advisory Agreements, the Advisors are responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees. As discussed in Note 10 — “Related Party Transactions” to the Company’s audited financial statements as of and for the year ended December 31, 2025, certain affiliates of the Company, including the Advisors, received fees and compensation in connection with the offering and ongoing management of the assets of the Company.

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

Pursuant to the Advisory Agreements, the Advisors may delegate any of the services for which they are responsible to a third-party service provider. In the event the Advisors choose to engage a third-party service provider, the Advisors will remain responsible for the performance of such services and we generally will pay fees to the third-party service providers for such services.

Management Fee

Pursuant to the terms of the Advisory Agreements, the Company will pay the Advisors a combined management fee equal to (i) 1.25% of NAV for its Class S shares, Class T shares, Class D shares and Class I shares and (ii) (a) 0.0% of NAV for its Class F-S shares, Class F-D shares and Class F-I shares for the period beginning on the Initial Retail Closing until the first anniversary of the Initial Retail Closing (such date, the “Reduced Fee Expiration Date”), (b) 0.75% of NAV for its Class F-S shares, Class F-D shares and Class F-I shares for the period from the Reduced Fee Expiration Date until the fifth anniversary of the Initial Retail Closing and (c) 1.25% of NAV for its Class F-S shares, Class F-D shares and Class F-I shares thereafter, in each case, per annum, accrued monthly and payable quarterly in arrears. The Company will not pay the Advisors a management fee with respect to the Class E shares.

The management fee may be paid, at each Advisor’s election, in cash or Class E shares, or any combination thereof. If an Advisor elects to receive any portion of its management fee in Class E shares, such Advisor may submit a request for repurchase of such Class E shares at a later date, at a price per Class E share equal to the NAV per Class E share as of the date of repurchase. Class E shares obtained by an Advisor will not be subject to the repurchase limits of the share repurchase plan or any Early Repurchase Deduction.

During the year ended December 31, 2025, no management fee expense was incurred.

Performance Fee

The Advisors may be entitled to a combined performance fee, which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreements are in effect) in arrears. The performance fee generally will be an amount, not less than zero, equal to (i) 12.5% of our cumulative Core Earnings for the immediately preceding four calendar quarters (or such shorter period until the Company has operated for four full calendar quarters) (each such period, a “4-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”), (ii) subject to a 100% catch-up provision, as described below, and minus (iii) the sum of any performance fees paid to the Advisors with respect to the other calendar quarters in the applicable 4-Quarter Performance Measurement Period. As a result, the Advisors generally do not earn the performance fee for any calendar quarter until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed the Annual Hurdle Rate. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of our common shares (including proceeds from our distribution reinvestment plan) reduced for any distributions paid to shareholders deemed to be a return of paid-in capital for common shares and amounts paid for share repurchases pursuant to our share repurchase plan.

Once our Core Earnings in the applicable 4-Quarter Performance Measurement Period exceed the Annual Hurdle Rate, the Advisors are generally entitled to a “catch-up” fee equal to 100% of the amount of Core Earnings in excess of the Annual Hurdle Rate, until our Core Earnings as a percentage of the adjusted capital for such 4-Quarter Performance Measurement Period is equal to 5.714% (the result of (i) the Annual Hurdle Rate divided by (ii) 0.875 (or 1 minus 0.125)). Thereafter, the Advisors are entitled to receive 12.5% of our Core Earnings. Proportional performance fee calculation methods apply in the periods prior to the period in which the Company has completed four full calendar quarters.

For purposes of calculating the performance fee, “Core Earnings” means, for the applicable 4-Quarter Performance Measurement Period, the consolidated net income (loss) attributable to shareholders of Class S shares, Class T shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares and Class F-I shares, computed in accordance with U.S. GAAP, including realized gains (losses) not otherwise included in U.S. GAAP net income (loss) and excluding (i) the performance fee, (ii) depreciation, (iii) any unrealized gains or losses for the applicable reporting period, (iv) one-time events pursuant to changes in U.S. GAAP, and (v) certain non-cash adjustments and certain material non-cash income or expense items, in each case for this clause (v) after discussions between the Advisors and the Company’s independent trustees and approved by a majority of the Company’s independent trustees.

Performance fees are accrued monthly and payable quarterly, in arrears. For the avoidance of doubt, we will not pay the Advisors a performance fee on Class E shares, and as a result, it is a class-specific expense. The Advisors will not be obligated to return any portion of the performance fee paid due to the subsequent performance of the Company.

The performance fee may be paid, at each Advisor’s election, in cash or Class E shares, or any combination thereof. If an Advisor elects to receive any portion of its performance fee in Class E shares, such Advisor may submit a request for repurchase of such Class E shares at a later date, at a price per Class E share equal to the NAV per Class E share as of the date of repurchase. Class E shares obtained by an Advisor will not be subject to the repurchase limits of the share repurchase plan or any Early Repurchase Deduction. For the avoidance of doubt, the payment of any performance fee will be consistent with the requirements set forth in Rule 205-3 under the Investment Advisers Act of 1940, as amended, including that the Company will be a “qualified client” as defined in Rule 205-3.

During the year ended December 31, 2025, the Advisors did not earn a performance fee.

Expense Reimbursements

Under the Advisory Agreements, the Advisors are entitled to reimbursement of all costs and expenses incurred by them or their affiliates on our behalf, provided that the Advisors are responsible for the expenses related to any and all personnel of the Advisors who provide investment advisory services to us pursuant to the Advisory Agreements (including, without limitation, each of our executive officers and any trustees who are also directors, officers or employees of the Advisors or any of their affiliates), and those who serve as our executive officers, including, without limitation, salaries, bonuses and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel; provided, that the Advisors may be reimbursed for services performed by an executive officer that are outside the scope of such role. Without limiting the generality of the foregoing, costs eligible for reimbursement include out-of-pocket costs and expenses the Advisors or their affiliates incur in connection with the services it provides to us related to (1) the actual cost of goods and services used by us and obtained, whether payable to an affiliate or a non-affiliated person, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating our investments, whether payable to an affiliate or a non-affiliated person, (3) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, and financing of our investments, whether or not such investments are acquired and (4) expenses of personnel of the Advisors and their affiliates other than those who provide investment advisory services to us or serve as our executive officers, provided, that the Advisors may be reimbursed for services performed by an executive officer that are outside the scope of such role. We may retain the Advisors and/or certain of the Advisors’ affiliates, from time to time, for services relating to our investments or our operations, which may include, but are not limited to, accounting and administration services, tax services, compliance services, reporting services, capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. Any fees or reimbursements paid to the Advisors and/or the Advisors’ affiliates for any such services will not reduce the management fee. In addition, such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to our activities (including, without limitation, expenses relating to the preparation and filing of Form PF, Form ADV, reports to be filed with the CFTC and SEC, reports, disclosures, and/or other regulatory filings of the Advisors and their affiliates relating to our activities (including our pro rata share of the costs of the Advisors and their affiliates of regulatory expenses that relate to us and Other Accounts)). Where any such expense relates to us and Other Accounts (or the Advisors or their affiliates), we will only be responsible for our allocable share of the expense, as determined in good faith by the Advisors.

We reimburse the Advisors for any organization and offering expenses associated with our private offering that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, expenses incurred in connection with the provision of administrative or similar services by intermediary platforms or participating broker-dealers for their clients and reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, formation, distribution, administrative, regulatory or similar expenses related to the management and operation of feeder vehicles or related entities and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) and certain of our operating expenses. The Advisors currently pay wholesaling compensation expenses and certain related expenses of persons associated with the Dealer Manager without reimbursement from us.

The Advisors have agreed to advance our organization and offering expenses and certain of our operating expenses on our behalf through the first anniversary of the Initial Retail Closing. We will reimburse the Advisors for all such advanced expenses ratably in 60 equal monthly installments following the first anniversary of the Initial Retail Closing which is July 1, 2026. Such reimbursement may be paid, at the Advisors’ election, in cash or Class E shares, or any combination thereof. If the Advisors elect to receive any portion of such reimbursement in our common shares, we may repurchase such shares from the Advisors at a later date. Such common shares that the Advisors receive in lieu of cash will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. After the first anniversary of the Initial Retail Closing, we will reimburse the Advisors for any organization and offering expenses and operating expenses that it incurs on our behalf as and when incurred.

As of December 31, 2025, total organization and offering expenses incurred as well as certain operating expenses subject to future reimbursement by the Company are $11.6 million and are included as due to affiliates on the Consolidated Balance Sheets. These expenses are comprised of $2.6 million in organization expenses, $3.6 million in offering costs, and $5.5 million in certain operating expenses. Included within organization, offering and operating expenses are $508 thousand, $960 thousand and $2.1 million respectively, of costs and expenses eligible for reimbursments of personnel of the Advisors and their affiliates other than those who provide investment advisory services to us or serve as the Compmnay's executive officers. Organizational and certain operating expenses are recorded to earnings within the Consolidated Statement of Operations. Offering costs are related to the marketing and selling of the Company’s common shares in connection with the private placement and are recorded directly in the Consolidated Statement of Changes in Redeemable Common Shares and Equity.

Origination Fees

The Company may receive a pro rata portion (based upon the Company’s investment as a percentage of the whole loan) of origination fees paid by a borrower or its affiliate in connection with the origination of each new loan owned in whole or part by the Company, net of certain fees and/or commissions paid to third parties in respect of the origination of such loans (the “Net Origination Fee”). With respect to each originated loan, the Company will pay to the Monticello Advisor an amount equal to one-half of the Net Origination Fee received by the Company in respect of such loan (not to exceed 0.50% of the principal amount thereof, assuming that such loan is fully drawn), and retain for the benefit of the Company any remaining Net Origination Fee in respect of such loan. Any extension fees, exit fees, prepayment fees, loan assumption fees, underwriting fees, administration fees and/or similar fees in respect of loans owned in whole or part by the Company or its subsidiaries (“Other Borrower-Paid Fees”) will be retained by the Advisors. In addition, and for the avoidance of doubt, we will reimburse the Advisors for out-of-pocket expenses in connection with the selection, origination and acquisition of investments, whether or not such investments are acquired.

For the year ended December 31, 2025, the Company incurred $915 thousand in Net Origination Fee expense to the Monticello Advisor.

Certain Other Investors

We may offer Class E shares, Class F-I shares, Class I shares and/or other classes of our shares from time to time to certain strategic investors, in which case the Advisors may enter into agreements with such investors to, (i) in the case of Class E shares, pay management fees and/or performance fees in negotiated amounts directly to the Advisors since the management fee is not payable with respect to the Class E shares and/or (ii) in the case of Class F-I shares or Class I shares, rebate a portion of the management fee and/or performance fee paid by us to the Adviser in respect of such investor’s Class F-I shares or Class I shares since the negotiated amount may be less than the management fee and/or performance fee applicable to Class F-I shares or Class I shares.

Acquisition Expense Reimbursement

We will reimburse the Advisors for out-of-pocket expenses in connection with the selection, origination and acquisition of investments, whether or not such investments are acquired.

Fees or Reimbursements for Other Services

As discussed above, we may retain certain of the Advisors’ affiliates, from time to time, for services relating to our investments or our operations, which may include, but are not limited to, accounting and administration services, tax services, compliance services, reporting services, capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. Any fees or reimbursements paid to the Advisors’ affiliates for any such services will not reduce the management fee.

For more information regarding our relationship with these entities and other related party transactions, including the fees paid to our Advisors and their affiliates, see Note 10 — “Related Party Transactions” to our financial statements in this Annual Report on Form 10-K.

Term and Termination Rights

The Advisory Agreements were approved by our board of trustees on March 4, 2025 and were amended and restated in their entirety on October 16, 2025. Unless earlier terminated as described below, each Advisory Agreement will remain in effect for an initial period of two years from the date it first becomes effective, and will continue automatically for successive two-year renewal periods thereafter unless, as further described below, at least two-thirds of the independent trustees agree that (i) there has been unsatisfactory performance by the applicable Advisor that are materially detrimental to the Company or (ii) the compensation payable to the applicable Advisor under the applicable Advisory Agreement are unfair; provided that the Company does not have the right to terminate either Advisory Agreement under clause (ii) above if the applicable Advisor agrees to continue to provide the services under the applicable Advisory Agreement at a reduced fee that is the greater of (i) the compensation that independent trustees determine to be consistent with current market level compensation rates for comparable work and fair in accordance with the applicable Advisory Agreement and (ii) two-thirds of the compensation resulting from the application of the compensation computation methodology applied in the immediately preceding period to the activity occurring during the renewal period.

Without penalty or fee, the Company may elect not to renew an Advisory Agreement upon the expiration of the initial two-year term (or any subsequent renewal term) upon 180 days’ prior written notice to the applicable Advisor (the “Termination Notice”) but only if at least two-thirds of the independent trustees agree that (i) there has been unsatisfactory performance by the applicable Advisor that are materially detrimental to the Company or (ii) the compensation payable to the applicable Advisor under the applicable Advisory Agreement are unfair. If the Company issues the Termination Notice, the Company shall be obligated to specify the reason for nonrenewal in the Termination Notice and, in the event that such Termination Notice states that it is given because the Company determined that the compensation payable to the applicable Advisor is unfair, the Advisor will have the right to renegotiate such compensation by delivering to the Company, no fewer than 60 days prior to the prospective last day of the initial term (or any subsequent renewal term) (the “Effective Termination Date”), written notice (any such notice, a “Notice of Proposal to Negotiate”) of its intention to renegotiate its compensation under the applicable Advisory Agreement. Thereupon, the Company (represented by the independent trustees) and the applicable Advisor will endeavor to negotiate in good faith the revised compensation payable to the Advisor under the applicable Advisory Agreement, and if the applicable Advisor and at least two-thirds of the independent trustees agree to terms of revised compensation to be payable to the applicable Advisor within 60 days following the receipt of the Notice of Proposal to Negotiate or the applicable Advisor agrees to the reduced fee as set forth in the preceding paragraph, the Termination Notice shall be deemed of no force and effect and the applicable Advisory Agreement will continue in full force and effect on the terms stated in such Advisory Agreement, except that, beginning on the date following the Effective Termination Date originally set forth on the Termination Notice, the compensation payable to such Advisor thereunder will be the revised compensation as determined pursuant to the foregoing procedures.

In the event that the Company and the applicable Advisor are unable to agree to the terms of the revised compensation to be payable to the applicable Advisor during such 60-day period, the applicable Advisory Agreement will terminate and such termination to be effective on the date which is the later of (A) 10 days following the end of such 60-day period and (B) the Effective Termination Date originally set forth in the Termination Notice.

In addition, without payment of penalty, (i) the Company may terminate an Advisory Agreement immediately for “cause” (as defined below) or upon the bankruptcy of such Advisor and (ii) the applicable Advisor may terminate an Advisory Agreement (a) immediately for “cause” or upon a change of control of the Company (as defined in the Advisory Agreement) or (b) upon written notice by the applicable Advisor to the Company of its intention to decline to renew the applicable Advisory Agreement; provided, that such written notice must be delivered no later than 180 days prior to the expiration of the initial two-year term (or any subsequent renewal term); provided further, that the applicable Advisor may provide in its notice that such termination (as a result of such non-renewal) will only be effective if the other Advisory Agreement is terminated by the Company pursuant to its terms, in which case, both Advisory Agreements will terminate on the same day. “Cause” is defined in each Advisory Agreement as (a) with respect to the termination of the applicable Advisory Agreement by the Company, fraud, criminal conduct, willful misconduct or willful or gross negligent breach of fiduciary duty by the applicable Advisor in connection with performing its duties thereunder or the breach of a material provision of the Advisory Agreement by the applicable Advisor after notice of such breach and a reasonable time to cure (to the extent that such breach is curable) or (b) with respect to the termination of the applicable Advisory Agreement by the applicable Advisor, material breach by the Company of (x) the Advisory Agreement after notice of such breach and reasonable time to cure (to the extent that such breach is curable) or (y) the other Advisory Agreement, the occurrence of which results in the termination of the other Advisory Agreement by the other Advisor.

The Advisors have agreed that, in the event an Advisory Agreement terminates at the end of a two year term as a result of the Company giving notice, as described above, that it will not renew such Advisory Agreement at the end of such term, the other Advisor will voluntarily resign its position as Advisor effective as of the termination of the other Advisor’s Advisory Agreement.

In the event an Advisory Agreement is terminated, the applicable Advisor will be entitled to receive its prorated management fee and performance fee through the date of termination. In addition, upon the termination or expiration of an Advisory Agreement, the Advisor will cooperate with us and take all reasonable steps requested to assist our board of trustees in making an orderly transition of the advisory function.

Dealer Manager Agreement

We have entered into a Dealer Manager Agreement with the Dealer Manager, and we intend to enter into participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, the Dealer Manager serves as the dealer manager, and certain participating broker-dealers solicit capital, for our private offering of Class S shares, Class T shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares and Class E shares.

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0% and upfront dealer manager fees of up to 0.5% of the transaction price of each Class T share sold in the primary offering; however, such amounts may vary at certain participating broker-dealers provided that the sum of the selling commissions and dealer manager fees will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share and Class F-S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share and Class F-D share sold in the primary offering. However, investors who purchase common shares through certain participating broker-dealers may pay upfront placement fees directly to such participating broker-dealers in lieu of upfront selling commissions indirectly through the Dealer Manager, in which case such placement fees will not exceed 3.5% of the transaction price, with respect to Class T shares, Class S shares, and Class F-S shares, or 1.5% of the transaction price, with respect to Class D shares and Class F-D shares. No upfront selling commissions, dealer manager fees or shareholder servicing fees are paid with respect to Class I shares, Class F-I shares or Class E shares.

In addition, we will pay the Dealer Manager selling commissions over time as shareholder servicing fees (which are allocated to the classes of shares as described below) for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:

•
with respect to our outstanding Class T shares, equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV of our outstanding Class T shares; however, with respect to Class T shares sold through certain participating broker-dealers, the investment professional shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares;
•
with respect to our outstanding Class S shares and Class F-S shares, equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares and Class F-S shares, respectively; and
•
with respect to our outstanding Class D shares and Class F-D shares, equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares and Class F-D shares, respectively.

We will not pay a shareholder servicing fee with respect to our outstanding Class I shares, Class F-I shares or Class E shares.

We will cease paying the shareholder servicing fee with respect to any Class S shares, Class T shares, Class D shares, Class F-S shares or Class F-D shares held in a shareholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and shareholder servicing fees paid with respect to such common shares would exceed any applicable limit set by a participating broker-dealer set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer at the time such common shares were issued. Thereafter, under certain arrangements made between the Dealer Manager and financial intermediaries, such Class S shares, Class T shares, Class D shares, Class F-S shares or Class F-D shares (and any shares issued under the distribution reinvestment plan upon the reinvestment or distributions paid with respect to such Class S shares, Class T shares, Class D shares, Class F-S shares or Class F-D shares or with respect to any shares issued under the distribution reinvestment plan directly or indirectly attributable to such Class S shares, Class T shares, Class D shares, Class F-S shares or Class F-D shares) will, at our board of trustees’ sole discretion, convert into a number of Class I shares or Class F-I shares if such date is prior to the fifth anniversary of the Initial Retail Closing (or fraction thereof) with an equivalent aggregate NAV as such common shares.

We will cease paying the shareholder servicing fee on the Class S shares, Class T shares, Class D shares, Class F-S shares and Class F-D shares on the earlier of: (i) a listing of Class I shares or (ii) our merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of our assets, other than in connection with a Conversion

Event (as defined in the Declaration of Trust), in each case in a transaction in which our shareholders receive cash or securities listed on a national securities exchange. If not already converted as described above, on the earlier of the foregoing, each such Class S share, Class T share, Class D share, Class F-S share and Class F-D share (including any fractional share) held in a shareholder’s account will convert into a number of Class I shares (or fraction thereof) with an equivalent aggregate NAV as such share.

In addition, beginning on the fifth anniversary of the Initial Retail Closing, the Company may, at the board of trustee’s sole discretion, convert Class F-S shares, Class F-D shares and Class F-I shares into Class S shares, Class D shares and Class I shares of equivalent aggregate NAV, respectively, based on their respective per share NAVs in effect at the time of any such conversion.

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2025, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

Indemnification Agreements with Trustees and Officers

We entered into indemnification agreements with our trustees and officers. The indemnification agreements are intended to provide our trustees and officers the maximum indemnification permitted under Maryland law and our Declaration of Trust. Each indemnification agreement provides that we must indemnify the trustee or officer who is a party to the agreement including the advancement of legal expenses, if, by reason of his or her status with the Company, such trustee or officer is, or is threatened to be, made a party to or a witness in any threatened, pending or completed proceeding, other than a proceeding by or in the right of the Company.

Initial Capitalization

We were capitalized on December 23, 2024, through an aggregate investment of $2,000 by the BlackRock Advisor and Monticello, each of which purchased 40 common shares for an aggregate purchase price of $1,000. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Sale of Shares to the Advisors and the Monticello Investor

The BlackRock Advisor has agreed to purchase from the Company an aggregate amount of not less than $50 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares (the “Initial BlackRock Investment”).

As of December 31, 2025, the BlackRock Advisor has purchased 130,000 Class E shares of the Company for $3.25 million.

In addition, the Monticello Investor, an affiliate of Monticello, has agreed to purchase from the Company an aggregate amount of not less than $3.25 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares (the “Initial Monticello Investment” and, together with the Initial BlackRock Investment, the “Sponsor Investments”).

As of December 31, 2025, the Monticello Investor has purchased 130,000 Class E shares of the Company for $3.25 million.

Each of the BlackRock Advisor and the Monticello Investor has agreed not to submit for repurchase to us any of the Class E shares issued in respect of the Sponsor Investments until December 31, 2028 (the “Sponsor Liquidity Date”). On or following the Sponsor Liquidity Date, each of the BlackRock Advisor and the Monticello Investor may, from time to time, request that we repurchase an aggregate number of Class E shares issued in respect of the Sponsor Investments equal to the amount available under our share repurchase plan’s 5% quarterly cap at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date, but only during quarters when we fully satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with our share repurchase plan, as described below (with respect to a repurchase from the BlackRock Advisor, a “BlackRock Repurchase”; with respect to a repurchase from the Monticello Investor, a “Monticello Repurchase”; and collectively, a “Sponsor Repurchase”). The Class E shares issued in respect of the Sponsor Investments are not eligible for repurchase pursuant to our share repurchase plan (but rather are eligible for repurchase pursuant to the terms of the applicable subscription agreement through which the BlackRock Advisor or the Monticello Investor purchased the Class E shares) and are not therefore subject to the Early Repurchase Deduction (as defined below). However, the aggregate amount of Class E shares that may be repurchased by the Company from the BlackRock Advisor and the Monticello Investor during any calendar quarter is determined by reference to repurchases by other shareholders pursuant to our share repurchase plan, as described above.

Notwithstanding the foregoing, for so long as (i) the BlackRock Advisor or its affiliate acts as our investment advisor, we will not effect any BlackRock Repurchase, and (ii) Monticello or its affiliate acts as our investment advisor, we will not effect any Monticello Repurchase, in each case, in any quarter that the full amount of all common shares requested to be repurchased by shareholders other than BlackRock, Monticello and their respective affiliates under our share repurchase plan are not repurchased or the share repurchase plan has been suspended. We may fund any Sponsor Repurchase from sources other than cash flow from operations, including, without limitation, borrowings, offering net proceeds, the sale of assets, and return of capital, and we have no limits on the amounts we may fund from such sources.

Potential Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with BlackRock, Monticello, the Advisors and/or certain of the Advisors’ affiliates. Alan G. Litt, Jonathan M. Litt and Thomas J. Lally act as our executive officers as well as officers of the Monticello Advisor. There is no guarantee that the policies and procedures adopted by us, the terms of our Declaration of Trust, the terms and conditions of the Advisory Agreements or the policies and procedures adopted by the Advisors and their affiliates will enable us to identify, adequately address or mitigate these conflicts of interest. Transactions between us and the Advisors or their affiliates will be subject to approval by our independent trustees. See “Item 1A. Risk Factors—Risks Related to Conflicts of Interest.”

We pay the Advisors the management fee regardless of the performance of our portfolio. The Advisors’ entitlement to the management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We are required to pay the Advisors the management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. In addition, the Advisors are entitled to receive the performance fee based on our achievement of target levels of Core Earnings, which may create an incentive for the Advisors to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation or to use substantial debt or leverage for our portfolio or make riskier or more speculative investments on our behalf than they would otherwise make in the absence of such fee. If our interests and those of the Advisors are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.

Some additional examples of conflicts of interest that may arise by virtue of our relationship with BlackRock, Monticello, the Advisors and certain of the Advisors’ affiliates include:

•
Management Fee. We will pay the Advisors a management fee based on our NAV regardless of the performance of our portfolio. We are required to pay the Advisors a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The Advisors’ entitlement to a management fee, which is not based or conditioned upon the achievement of performance metrics or goals, might reduce the Advisors’ incentive to devote their time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Because the management fee is based on our NAV, the Advisors may also be motivated to accelerate investments in order to increase our NAV or, similarly, delay or curtail repurchases of our shares to maintain a higher NAV. The management fee that the Advisors are entitled to receive has not been determined by “arm’s-length” negotiations and could be higher than the fees that an unaffiliated investment manager might charge.
•
Allocations of Fees and Expenses. Side-by-side management by the Advisors and their affiliates of the Company and Other Accounts raises other potential and actual conflicts of interest, including those associated with allocating expenses attributable to the Company and one or more Other Accounts, management time, services and functions among the Company and such Other Accounts. The Advisors and their affiliates will attempt to make such allocations on a basis that they consider to be fair and equitable to the Company under the circumstances over time and considering such factors as it deems relevant. The allocations of such expenses may not be proportional, and any such determinations involve inherent matters of discretion, e.g., in determining whether to allocate pro rata based on number of Other Accounts or co-investors receiving related benefits or proportionately in accordance with asset size, or in certain circumstances determining whether a particular expense has a greater benefit to the Company or the Advisors and/or their affiliates. As a result of the foregoing allocations, it is anticipated that the Company and its shareholders will bear expenses that do not directly relate to the Company’s own operations, or in respect of which the Company does not directly derive any benefit, and instead relate to the operations of, and are to the direct benefit of, the Company and such Other Accounts as a whole.
•
Broad and Wide-Ranging Activities. BlackRock, Monticello and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with BlackRock or Monticello. In the ordinary course of their business activities, BlackRock, Monticello and their affiliates may engage in activities where the interests of certain divisions of BlackRock, Monticello and their affiliates, or the interests of their clients, may conflict with the interests of our shareholders. Certain of these divisions and entities affiliated with BlackRock or Monticello have or may have investment objectives or guidelines similar to our investment guidelines and therefore may compete with us for the same investment opportunities. In particular, BlackRock and Monticello invest in a broad range of real estate-related investments via numerous different investment funds, managed accounts and other vehicles.
•
BlackRock’s and Monticello’s Policies and Procedures. As applicable, specified policies and procedures implemented by BlackRock, Monticello and their affiliates to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across BlackRock’s, Monticello’s and their affiliates’ various businesses that each of BlackRock, Monticello and their affiliates expects to draw on for purposes of pursuing attractive investment opportunities. Because each of BlackRock, Monticello and their affiliates have multiple business lines, each of them is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, each of BlackRock, Monticello and their affiliates, to the extent applicable, has implemented certain policies and procedures (e.g., BlackRock’s information barrier policy) that may reduce the benefits that BlackRock, Monticello or their affiliates, as applicable, could otherwise expect to utilize for the BlackRock Advisor for purposes of identifying and managing our investments. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of BlackRock, Monticello or their affiliates have or have considered making an investment or which is otherwise an advisory client of BlackRock, Monticello or their affiliates may restrict or otherwise limit the ability of BlackRock, Monticello or their affiliates to engage in businesses or activities competitive with such companies.
•
Other Businesses or Services Provided by the Advisors to Others. Subject to any separate agreement between the Advisors to the contrary, the Advisory Agreements provide that they do not (i) prevent the respective Advisor or any of its affiliates, officers, directors or employees from engaging in other businesses or from rendering services of any kind to any other person (including other REITs), including the sponsoring, closing or managing of any Other Account, (ii) in any way bind or restrict the respective Advisor, or any of its affiliates, officers, directors or employees from buying, selling or trading any securities or commodities for their own accounts or for the account of others for whom the respective Advisor or any of its affiliates, officers, directors or employees may be acting or (iii) prevent the Advisors or any of their affiliates, officers, directors or employees from receiving fees or other compensation or profits from activities described in clauses (i) or (ii) above which shall be for the sole benefit of the respective Advisor or its affiliates.
•
Use of Subscription Lines. We have obtained credit facilities for working capital, including to fund management fees and other expenses, to finance investments, to provide interim bridge financing and capital, and for any other permitted uses. The use of such credit facilities may delay calling capital from certain investors, such as BlackRock in respect of the Initial BlackRock Investment or Monticello in respect of the Initial Monticello Investment, which tends to increase the internal rate of return of an investment and reduce potential preferred returns. As a general matter, use of leverage in lieu of drawing down commitments amplifies returns (either negative or positive) to investors.

•
Issues Relating to the Valuation of Assets. A significant portion of the assets in which the Company will directly or indirectly invest will not have a readily ascertainable market value and, subject to applicable law, will be valued in accordance with the Company’s valuation guidelines. See “Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters—Net Asset Value Calculation and Valuation Guidelines.”

The Advisors will value such securities and other assets in accordance with the Company’s valuation guidelines; however, the manner in which the Advisors exercise their discretion with respect to valuation decisions will impact the valuation of assets of the Company. Since the management fee and performance fee are based on valuations, the exercise of discretion in valuation by the Advisors will give rise to conflicts of interest including in connection with determining the amount and timing of payments of performance fees and the calculation of management fees. In addition, various divisions and units within the Advisors and their affiliates are required to value assets, including in connection with managing or advising Other Accounts. These various divisions, units and affiliated entities may, but are under no obligation to, share information regarding valuation techniques and models or other information relevant to the valuation of a specific asset or category of assets. Regardless of whether or not the Advisors have access to such information, to the extent the Advisors value the assets held by the Company, the Advisors will value investments according to the Company’s valuation guidelines, and may value an identical asset differently than such other divisions, units or affiliated entities. In addition, such divisions, units and affiliated entities may hold certain of the same assets that the Company holds indirectly through investment with third-party managers, but may value such assets differently than the applicable third-party managers.

•
Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that BlackRock, Monticello and their affiliates may provide investment management and other services both to us and to any other person or entity, whether or not the investment objectives or guidelines of any such other person or entity are similar to ours, including the sponsoring, closing or managing of Other Accounts.
•
Corporate Opportunities. Our board of trustees has adopted a resolution acknowledging that, subject to certain non-compete restrictions in connection with the sponsorship of future funds with investment objectives and fundraising strategies similar to ours, none of BlackRock, Monticello or their affiliates, our trustees or any person our trustees control will be required to refrain directly or indirectly from engaging in any business opportunities, including any business opportunities in the same or similar business activities or lines of business in which we or any of our affiliates may from time to time be engaged or propose to engage, or from competing with us, and that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunities, unless offered to a person in his or her capacity as one of our trustees or officers and intended exclusively for us or any of our subsidiaries.
•
Investments in Different Levels or Classes of an Issuer’s Securities. From time to time, to the extent permitted by our Declaration of Trust, we and the Other Accounts make investments at different levels of an issuer’s or borrower’s capital structure or otherwise in different classes of the same issuer’s securities. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Other Accounts. Such investments may conflict with the interests of such Other Accounts in related investments, and the potential for any such conflicts of interest may be heightened in the event of a default or restructuring of any such investments. While BlackRock, Monticello and their affiliates will seek to resolve any such conflicts in a fair and equitable manner over time in accordance with their prevailing policies and procedures or methods with respect to conflicts resolution among the Other Accounts, such transactions are not required to be presented to our board of trustees for approval (unless otherwise required by our declaration of trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in our favor.
•
Minority Investments of Other Accounts. Certain Other Accounts may also make minority investments in third-party investment managers or their investment vehicles with which we may engage in various transactions from time to time, including purchases or sales of assets or borrowing or lending transactions. Although these third-party investees may not be deemed to be affiliates of BlackRock or Monticello due to the limited voting rights or other terms of the investments made by such Other Accounts, such Other Accounts would have an indirect economic interest in any trans-actions between us and such third-party investees. Our shareholders will not share in any of the economic interest of such Other Accounts in such transactions. There can be no assurance that any conflict will be resolved in our favor and any of BlackRock, Monticello or their affiliates, as applicable, may be required to take action where it will have conflicting loyalties between its duties to us and to Other Accounts, which may adversely impact us.

•
Pursuit of Differing Strategies. At times, the investment professionals employed by the Advisors or their affiliates and other investment vehicles affiliated with the Advisors, BlackRock, Monticello or their affiliates may determine that an investment opportunity may be appropriate for only some of the accounts, clients, entities, funds and investment vehicles for which he or she exercises investment responsibility, or may decide that certain of the accounts, clients, entities, funds and investment vehicles should take differing positions with respect to a particular security. In these cases, the investment professionals may place separate transactions for one or more accounts, clients, entities, funds and investment vehicles which may affect the market price of the security or the execution of the transaction, or both, to the detriment or benefit of one or more other accounts, clients, entities, funds and investment vehicles. For example, an investment professional may determine that it would be in the interest of another account to sell a security that we hold long, potentially resulting in a decrease in the market value of the security held by us.
•
Variation in Financial and Other Benefits. A conflict of interest arises where the financial or other benefits available to the Advisors or their affiliates differ among the accounts, clients, entities, funds and investment vehicles that it manages. If the amount or structure of the management fee or the Advisors’ or their affiliates’ compensation differs among accounts, clients, entities, funds and investment vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), the Advisors might be motivated to help certain accounts, clients, entities, funds and investment vehicles over others. Similarly, the desire to maintain assets under management or to enhance the Advisors’ performance record or to derive other rewards, financial or otherwise, could influence Advisors or their affiliates in affording preferential treatment to those accounts, clients, entities, funds and investment vehicles that could most significantly benefit the Advisors or their affiliates. Each Advisor may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such accounts, clients, entities, funds and investment vehicles. Additionally, the Advisors or their affiliates might be motivated to favor accounts, clients, entities, funds and investment vehicles in which it has an ownership interest or in which BlackRock, Monticello or their affiliates, as applicable, have ownership interests. Conversely, if an investment professional at either of the Advisors or their affiliates does not personally hold an investment in the Company but holds investments in other BlackRock- or Monticello-affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.
•
Other Relationships. Other than as otherwise described herein, including as described in “—Allocation of Investment Opportunities” above, BlackRock, Monticello and their affiliates are under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. In connection with their other businesses, BlackRock, Monticello and their affiliates may come into possession of information that limits their ability to engage in potential transactions. Our activities may be constrained as a result of the inability of BlackRock’s, Monticello’s and their affiliates’ personnel to use such information. We may be forced to sell or hold existing investments as a result of other relationships that BlackRock, Monticello or their affiliates may have or transactions or investments BlackRock, Monticello and their affiliates may make or have made. Additionally, there may be circumstances in which one or more individuals associated with BlackRock, Monticello or their affiliates will be precluded from providing services to the Advisors because of certain confidential information available to those individuals or to other parts of BlackRock, Monticello or their affiliates. In determining whether to invest in a particular transaction on our behalf, the Advisors may consider those relationships (subject to their obligations under our declaration of trust and the Advisory Agreements), which may result in certain transactions that the Advisors will not undertake on our behalf.
•
Service Providers. Certain of our service providers (including lenders, brokers, attorneys, investment banking firms and property managers) may be sources of investment opportunities, counterparties therein or advisors with respect thereto. This may influence the Advisors in deciding whether to select such a service provider. In addition, in instances where multiple BlackRock or Monticello businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other BlackRock or Monticello affiliates rather than us.

In addition, certain affiliates of the Advisors will also provide other services in respect of our investments from time to time, including, but not limited to, operating platforms providing loan servicing, broker-dealer, placement and other financial services and administrative corporate services. Employees of these affiliates may also act as our executive officers and may also receive performance-based compensation from such affiliate in respect of our investments. The fees and expenses of such Advisor-affiliated service providers (and, if applicable, their employees) are borne by our investments and there is no related offset to the management fee we pay to the Advisors. While the Advisors believe that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties (even in jurisdictions where insurance rates are statutorily determined), there is an inherent conflict of interest that may incentivize the Advisors to engage its affiliated service providers over a third party.

•
Material, Non-Public Information. We, directly or through BlackRock, Monticello or certain of their respective affiliates may come into possession of material non-public information with respect to an issuer or borrower in which we have invested or may invest. Should this occur, the Advisors may be restricted from buying or selling securities, derivatives or loans of the issuer or borrower on our behalf until such time as the information becomes public or is no longer deemed material. Disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information. Therefore, we or the Advisors may not have access to material non-public information in the possession of BlackRock, Monticello or their affiliates which might be relevant to an investment decision to be made by the Advisors on our behalf, and the Advisors may initiate a transaction or purchase or sell an investment which, if such information had been known to them, may not have been undertaken. Due to these restrictions, the Advisors may not be able to initiate a transaction on our behalf that they otherwise might have initiated and may not be able to purchase or sell an investment that they otherwise might have purchased or sold, which could negatively affect our operations.
•
Investment by Directors, Officers and Employees of the Advisors and their Affiliates. The directors, officers and employees of the Advisors and their affiliates are permitted to buy and sell public or private securities, commingled vehicles or other investments held by the Company for their own accounts, or accounts of their family members and in which the personnel of such Advisor or affiliate may have a pecuniary interest, including through accounts (or investments in funds) managed by an Advisor or its affiliate, in accordance with the applicable Advisor’s personal trading policies. As a result of differing trading and investment strategies or constraints, positions taken by directors, officers, and employees of the Advisors and their affiliates may be the same as or different from, or made contemporaneously or at different times than, positions taken for the Company.

Such persons and/or investment vehicles they manage also may invest in companies in the same industries as the Company, and may compete with the Company for investment opportunities, and their investments may compete with the investments of the Company. In addition, BlackRock and Monticello personnel may serve on the boards of directors of companies in the same industries as the Company expects to invest, which can give rise to conflicting obligations and interests. As these situations may involve potential conflicts of interest, BlackRock and Monticello have adopted policies and procedures relating to personal securities transactions, insider trading and other ethical considerations. These policies and procedures are intended to identify and reduce actual conflicts of interest with clients and to resolve such conflicts appropriately if they do occur.

•
Temporary Investments in Cash Management Products. Subject to the Company’s governing documents and applicable laws, the Company may invest, on a temporary basis, in short-term, high-grade assets or other cash management products, including SEC-registered investment funds (open-end or closed-end) or unregistered funds, including any such funds that are sponsored, managed or serviced by the Advisors and their affiliates. In connection with any of these investments, subject to the Company’s governing documents, the Company will bear all fees pertaining to the investment, including advisory, administrative or 12b-1 fees, and no portion of any fees otherwise payable by the Company will be offset against fees payable in accordance with any of these investments (i.e., there could be “double fees” involved in making any of these investments which would not arise in connection with a shareholder’s direct investment in such money market or liquidity funds, because an affiliate of the Advisors or the Advisors could receive fees with respect to both the management of the Company, on one hand, and such cash management products, on the other). In these circumstances, as well as in other circumstances in which any Advisor or their affiliates receive any fees or other compensation in any form relating to the provision of services, subject to the Company’s governing documents, no accounting, repayment to the Company or offset of the management fee will be required.
•
Possible Future Activities. The Advisors and their affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in the Advisory Agreements, or as otherwise agreed by the Advisors and described herein, the Advisors and their affiliates will not be restricted in the scope of their business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Advisors and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.
•
Transactions with Other Accounts and Other Affiliates. From time to time, we enter into purchase and sale transactions and joint ventures with Other Accounts and BlackRock and Monticello. Such transactions will be conducted in accordance with, and subject to, our Declaration of Trust (including the requirement that such transaction be approved by a majority of our independent trustees as being fair and reasonable to us), the terms and conditions of the Advisory Agreements, our code of business conduct and ethics and applicable laws and regulations. These requirements will also apply to transactions with BlackRock, Monticello, any of our trustees or any affiliates thereof. Side-by-side management by one or both of the Advisors with respect to Other Accounts raises other potential and actual conflicts of interest, including those associated with allocating expenses attributable to us and one or more Other Accounts and allocating management time, services and functions attributable to us and such Other Accounts. The Advisors and their affiliates will attempt to make such allocations on a basis that they consider to be fair and equitable to us under the circumstances over time and considering such factors as they deem relevant, and such allocations shall be subject to the review and approval of our board of trustees, including a majority of our independent trustees. However, the allocations of such expenses may not be proportional, and any such determinations involve inherent matters of discretion, or in certain circumstances determining whether a particular expense has a greater benefit to us or the Other Account, or their respective affiliates.
•
Other Affiliate Transactions. In connection with investments in which we participate alongside Other Accounts, we may from time to time share certain rights with such Other Accounts relating to such investments for legal, tax, regulatory or other similar reasons, including, in certain instances, certain control-related rights with respect to jointly held investments. When making any decisions related to such investments, there may be conflicting interests. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by BlackRock, Monticello or their other affiliates.
•
Advisor Decisions May Benefit Monticello, BlackRock, Other Accounts or their Affiliates. The investment management decisions made by the Advisors could provide ancillary benefits, respectively, to Monticello and their affiliates, or to BlackRock, Other Accounts and their affiliates. While each Advisor will make decisions for us in accordance with its fiduciary obligations under its respective Advisory Agreement, the fees, allocations, compensation and other benefits to Monticello, BlackRock, Other Accounts and their affiliates (including benefits relating to business relationships of such entities) arising from those decisions may be greater as a result of certain portfolio, investment, service provider or other decisions made by the Advisors for us than they would have been had other decisions been made which also might have been appropriate for us. The Advisors may also make decisions and exercise discretion with respect to our investments that could benefit Other Accounts or their affiliates, that have invested in us.
•
Use of Investment Consultants and BlackRock’s Relationship with Investment Consultants. Investors may work with pension or other institutional investment consultants (collectively, “Investment Consultants”). Investment Consultants provide a wide array of services to pension plans and other institutions, including assisting in the selection and monitoring of investment advisers such as the Advisors. From time to time, Investment Consultants who recommend the Advisors to, and provide oversight of the Advisors for, the Company’s shareholders may also provide services to or purchase services from the Advisors and their affiliates. For example, the BlackRock purchases certain index and performance-related databases and human resources-related information from Investment Consultants and their affiliates. BlackRock and its affiliates also utilize brokerage execution services of Investment Consultants or their affiliates, and BlackRock’s and its affiliates’ personnel may attend conferences sponsored by Investment Consultants. Conversely, from time to time, the BlackRock and its affiliates may be hired by Investment Consultants and their affiliates to provide investment management and/or risk management services, creating possible conflicts of interest.
•
Conflicts Related to Fee Waivers. The Advisors have agreed to waive their management fee with respect to the Company's Class F-I shares, Class F-D shares and Class F-S shares (collectively, the “Founder Shares”) until the first anniversary of the Initial Retail Closing. The longer an investor holds Founder Shares during this period the longer such investor will receive the benefit of this management fee waiver period. The Advisors may, from time to time, voluntarily waive all or a portion of the management fees to which they are entitled. The Advisors have an incentive to voluntarily waive fees as such waivers would make our performance more favorable than otherwise and prospective investors’ investment decisions are likely influenced by our performance. If the Advisors do make such an additional election to waive receipt of future management fees, there is no guarantee that they will continue to do so.

Any conflicts of interest that arise between the Company and its shareholders, on the one hand, and Other Accounts or the Advisors or affiliates thereof, on the other hand, will be discussed and resolved on a case-by-case basis by business, legal and compliance officers of the Advisors and their affiliates, as applicable. Any such discussions will take into consideration the interests of the relevant parties and the circumstances giving rise to the conflicts. Shareholders should be aware that conflicts will not necessarily be resolved in favor of the interests of the Company or any affected shareholder. There can be no assurance that any actual or potential conflicts of interest will not result in the Company receiving less favorable investment or other terms with respect to investments, transactions or services than if such conflicts of interest did not exist.

Other Considerations

No Independent Advice

The terms of the agreements and arrangements under which the Company is established and will be operated have been or will be established by the Advisors and are not the result of arm’s-length negotiations or representations of shareholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in the Company.

Certain Business Relationships

Certain of our current trustees and officers are directors, officers or employees of the BlackRock Advisor or the Monticello Advisor.

Review Approval or Ratification of Transactions with Related Persons

In order to reduce or eliminate certain potential conflicts of interest, our bylaws and corporate policies and the Advisory Agreements contain restrictions and conflict resolution procedures relating to transactions we enter into with our Sponsors, the Advisors, our trustees or their respective affiliates. The types of transactions covered thereby include the decision to renew our Advisory Agreements, acquisitions or leases of assets, mortgages and other types of loans and any other transaction in which our Sponsors, our Advisors or any of our trustees have an interest and repurchases of shares. Under the restrictions, these transactions, if permitted, must be approved by a majority of our trustees, including a majority of our independent trustees, not otherwise interested in such transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

We have also adopted a Code of Business Conduct and Ethics that applies to each of our officers and trustees, which we refer to as “covered persons.” The Code of Business Conduct and Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our Sponsors, the Advisors and their respective affiliates.

(b)
[Reserved]
(c)
Promoters and Certain Control Persons

The Advisors may be deemed promoters of the Company. We have entered into the Advisory Agreements with the Advisors. The Advisors, for their services to us, will be entitled to receive the management fee and the performance fee in addition to the reimbursement of certain expenses. In addition, under the Advisory Agreements and our Declaration of Trust, we will, to the extent permitted by applicable law, to indemnify the Advisors and certain of their affiliates.

Smaller Reporting Company

See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for information about our ownership.

Trustee Independence

Our Declaration of Trust defines an “independent trustee” as a trustee (a) who is not an officer or employee of the Company, any subsidiary of the Company, or the Advisors or their affiliates, (b) whom our board of trustees affirmatively determines has no material relationship with the Company and (c) who otherwise satisfies the director independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time. Our Bylaws require a majority of the trustees on of our board of trustees to be “independent” trustees, except for a period of up to 60 days after the death, removal or resignation of, or other vacancy involving, an independent trustee pending the election of a successor independent trustee. Our Audit Committee charter also requires that all members of our audit committee be independent. Based upon its review, our board of trustees has affirmatively determined that each of Jill S. Hatton, Larry LaGrone and Thomas F. Troy are “independent” members of our board of trustees under all applicable standards for independence, including with respect to committee service on our Audit Committee by Jill S. Hatton, Larry LaGrone and Thomas F. Troy.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

During the period from November 7, 2024 (entity formation date) to December 31, 2025, Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the years ended December 31, 2025 and 2024 by our independent registered public accounting firm, Deloitte, were as follows (amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees (1)	$375	$100
Audit-related fees (2)	-	-
Tax fees	-	-
All other fees	-	-
Total	$375	$100

(1)
Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and reviews of SEC registration statements.
(2)
Audit-related fees include amounts billed to us for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit, any stand-alone subsidiary audits or reviews of the financial statements, such as due diligence related to acquisition, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

The Audit Committee was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was independent.

Audit Committee Pre-Approval Policies and Procedures

In accordance with the Audit Committee pre-approval policy, all audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee and must include a description of the services to be provided and a statement by the independent registered public accounting firm and our principal accounting officer confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV

Item 15. Exhibits

(a)
List of documents filed:
(1)
The Financial Statements of the Company. (See Item 8 above.)
(2)
Exhibits.

Exhibit Number	Description
3.1	Certificate of Trust of the Company, dated November 7, 2024 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on January 15, 2025 and incorporated by reference herein)
3.2

Third Amended and Restated Declaration of Trust of the Company, dated as of June 30, 2025 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 7, 2025 and incorporated by reference herein)

3.3	Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)
4.1	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)
4.2	Amended Share Repurchase Plan, effective June 30, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2025 and incorporated by reference herein)
4.3*	Description of Registrant’s Securities
10.1

Third Amended and Restated Advisory Agreement, by and between the Company and BlackRock Financial Management, Inc., dated as of October 16, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2025 and incorporated by reference herein)

10.2

Third Amended and Restated Advisory Agreement, by and between the Company and MONTICELLOAM, LLC, dated as of October 16, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2025 and incorporated by reference herein)

10.3

Dealer Manager Agreement between BlackRock Monticello Debt Real Estate Trust and BlackRock Investments, LLC, dated as of March 13, 2025 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

10.4

Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (included as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

10.5

Credit Agreement, dated July 30, 2025, by and between BLKM III, LLC, as borrower, and Customers Bank, as administrative agent and account bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2025 and incorporated by reference herein)

10.6

Amendment No. 2 to Credit Agreement dated November 12, 2025, by and among BLKM III, LLC, Customers Bank, BlackRock Monticello Debt Real Estate Investment Trust, and MonticelloAM Servicing, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2025 and incorporated by reference herein)

10.7

Credit Agreement, dated May 22, 2025, by and between BlackRock Monticello Debt Real Estate Investment Trust, as borrower, and JPMorgan Chase Bank, N.A., as lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2025 and incorporated by reference herein)

10.8

Master Repurchase Agreement and Securities Contract, dated May 23, 2025, by and between BLKM I, LLC, as Seller, and Natixis, New York Branch, as purchaser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 29, 2025 and incorporated by reference herein)

10.9

Guaranty, dated May 23, 2025, made by BlackRock Monticello Debt Real Estate Investment Trust for the benefit of Natixis, New York Branch (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 29, 2025 and incorporated by reference herein)

10.10

Loan and Security Agreement, by and among BLKM IV, LLC, as borrower, CIBC Bank USA, as lender and administrative agent, and certain other lenders party thereto, October 28, 2025 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025 and incorporated by reference herein)

10.11

Guaranty of Non-Recourse Carve-Outs, by the Company to CIBC Bank USA, dated October 28, 2025 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025 and incorporated by reference herein)

10.12	Independent Trustee Compensation Policy (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)
10.13	Form of Anchor Subscription Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2025 and incorporated by reference herein)
10.14

Subscription Agreement, dated March 14, 2025, by and between the Company and BlackRock Financial Management, Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on April 11, 2025 and incorporated by reference herein)

10.15

Amendment No. 2 to Subscription Agreement, by and between the Company and BlackRock Financial Management, Inc., dated as of October 16, 2025 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2025 and incorporated by reference herein)

10.16

Subscription Agreement, dated May 6, 2025, by and between the Company and Monticello Capital Partners, LLC (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2025 and incorporated by reference herein)

10.17

Amendment No. 1 to Subscription Agreement, by and between the Company and Monticello Capital Partners, LLC, dated as of October 16, 2025 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 17, 2025 and incorporated by reference herein)

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Company
24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Section 13(r) Disclosure
101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Changes in Redeemable Common Shares and Shareholders' Equity; and (iv) Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlackRock Monticello Debt Real Estate Investment Trust

Date: March 26, 2026	By:	/s/ Robert P. Karnes
Name: Robert P. Karnes
Title: President

Each individual whose signature appears below hereby severally constitutes Robert P. Karnes, Marc A. Fox and Robert J. Weiss, and each of them singly, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert P. Karnes	President	March 26, 2026
Robert P. Karnes	(Principal Executive Officer)

/s/ Barry W. Szarvas Jr.	Chief Financial Officer	March 26, 2026
Barry W. Szarvas Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Dunay	Chairman of the Board	March 26, 2026
Daniel Dunay

/s/ Thomas J. Lally	Trustee	March 26, 2026
Thomas J. Lally

/s/ Jill S. Hatton	Independent Trustee	March 26, 2026
Jill S. Hatton

/s/ Larry LaGrone	Independent Trustee	March 26, 2026
Larry LaGrone

/s/ Thomas F. Troy	Independent Trustee	March 26, 2026
Thomas F. Troy