Form 10-Q
period 2026-03-31
BlackRock Monticello Debt Real Estate Investment Trust
filed 2026-05-06
CIK 2049595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had the following shares outstanding: 347,110 Class E common shares, 5,600,925 Class F-I common shares, and 2,745,561 Class F-S common shares. There are no outstanding Class S common shares, Class T common shares, Class D common shares, Class I common shares, or Class F-D common shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$3,171	$4,617
Restricted cash	59	803
Real estate loan investments, at fair value	793,499	561,965
Accrued interest receivable	5,782	3,801
Other assets	120	329
Total assets	$802,631	$571,515
Liabilities and Equity
Debt obligations, at fair value	$616,063	$443,213
Accrued interest and fees payable	1,723	1,042
Due to affiliates	15,066	11,561
Distribution payable	1,380	1,437
Shareholder servicing fees payable	3,451	1,101
Accrued expenses	2,138	2,115
Total liabilities	$639,821	$460,469

Commitments and contingencies (Note 13)
Redeemable common shares, par value $0.01 per share; 260,080 and 260,080 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (Note 7)	$6,583	$6,531

Equity
Common shares - Class E, par value $0.01 per common share, 86,915 and 50,731 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Common shares - Class F-I, par value $0.01 per common share, 5,038,277 and 4,086,380 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	50	41
Common shares - Class F-S, par value $0.01 per common share, 1,658,402 and 512,386 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	16	5
Additional paid in capital	153,481	106,487
Accumulated earnings (deficit)	2,679	(2,019)
Total equity	$156,227	$104,515
Total liabilities, redeemable common shares and equity	$802,631	$571,515

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Revenue
Interest income	$14,136	$—
Other income	2,343	—
Total revenue	16,479	—
Expenses
Interest and fees on debt obligations	$7,462	$—
Debt issuance costs	751	—
Organizational costs	—	—
Origination fees payable to advisors	1,152	—
General and administrative	2,088	—
Performance fees	121	—
Total expenses	$11,574	$—
Gains (losses) from operations and financing
Unrealized gain (loss) on real estate loan investments	—	—
Unrealized gain (loss) on debt obligations	—	—
Total gain (loss) from operations and financing, net	—	—
Net income	$4,905	$—
Net income per common share, basic and diluted (Note 9)	$0.78	$—
Weighted-average common shares outstanding, basic and diluted (Note 9)	6,320,162	80

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Equity (Unaudited)

(in thousands)

	Redeemable Common Shares (1)	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity

Balance as of December 31, 2025	$6,531	$1	$41	$5	$106,487	$(2,019)	$104,515
Common shares issued	—	—	9	11	52,226	—	$52,246
Offering costs	(30)	—	—	—	(3,079)	—	$(3,079)
Net income (loss)	207	—	—	—	—	4,698	$4,698
Distribution reinvestment	—	—	—	—	1,354	—	$1,354
Distributions declared on common shares(2)	(150)	—	—	—	(3,430)	—	$(3,430)
Common shares repurchased	—	—	—	—	(52)	—	$(52)
Remeasurement of redeemable common shares	25	—	—	—	(25)	—	$(25)
Balance as of March 31, 2026	$6,583	$1	$50	$16	$153,481	$2,679	$156,227

________________________

See notes below

	Redeemable Common Shares (1)	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity
Balance as of December 31, 2024	$2	$—	$—	$—	$—	$—	$—
Allocation to redeemable non-controlling interest	—	—	—	—	—	—	—
Balance as of March 31, 2025	$2	$—	$—	$—	$—	$—	$—

(1)
Redeemable common shares pertain to Class E shares purchased by the Advisors or their affiliates. See Note 7.
(2)
The gross per share distributions declared for Class E, Class F-I, and Class F-S were $0.5781, $0.5781 and $0.5781 respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash flows from operating activities
Net income	$4,905	$—
Adjustments to reconcile net income to net cash provided by operating activities
Debt issuance costs	751	—
Change in assets and liabilities
(Increase) decrease in accrued interest receivable	(1,981)	—
(Increase) decrease in other assets	209	—
Increase (decrease) in accrued interest payable	681	—
Increase (decrease) in accrued expenses	23	—
Increase (decrease) in due to affiliates	2,074	—
Net cash provided by operating activities	6,662	—

Cash flow from investing activities
Originations and fundings of real estate loan investments	(231,534)	—
Net cash used in investing activities	(231,534)	—

Cash flows from financing activities
Proceeds from issuance of common shares	53,600	—
Borrowings under debt obligations	253,545	—
Repayment of debt obligations	(80,695)	—
Distributions paid	(3,637)	—
Repurchase of common shares	(52)	—
Payment of debt issuance costs	(79)	—
Net cash provided by financing activities	222,682	—

Net change in cash, cash equivalents and restricted cash	(2,190)	—
Cash, cash equivalents and restricted cash, beginning of period	5,420	2
Cash, cash equivalents and restricted cash, end of period	$3,230	$2

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	3,171	2
Restricted cash	59	—
Total cash, cash equivalents and restricted cash	$3,230	$2

Supplemental disclosure of cash flow information:
Cash paid for interest	6,750	—

Non-cash financing activities
Change in accrued debt issuance costs due to affiliates	672	—
Accrued distributions and repurchases	1,380	—
Change in advanced offering costs due to affiliates	759	—
Shareholder servicing fees payable	2,350	—
Distribution reinvestment	1,354	—

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

Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated Balance Sheets, and the reported amounts of revenues and expenses during the period. Actual results may ultimately differ materially from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents represents demand deposits held in banks and investments in overnight money market funds. The Company has bank balances that are in excess of federally insured amounts however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. Cash is carried at cost which approximates fair value. In accordance with the fair value hierarchy under Accounting Standards Codification ("ASC") 820, Fair Value Measurements, cash and cash equivalents are considered level 1.

Restricted Cash: The Company maintains cash balances that are restricted as to use, including amounts held in reserve accounts or margin accounts in connection with our debt obligations.

Fair Value Option: The Company has elected the fair value option for certain eligible financial assets and liabilities including real estate loan investments, and the Company's debt obligations. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of NAV per share used to determine the prices at which investors can purchase and redeem common shares of the Company.

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

Redeemable Common Shares: The Company classifies common shares held by the Advisors or their respective affiliates as redeemable common shares on the Condensed Consolidated Balance Sheets at the greater of their carrying amount or their redemption value. Changes in the fair value of redeemable common shares are recorded to additional paid-in capital. Redeemable common shares are also presented as temporary equity in the Condensed Consolidated Balance Sheets as they may be repurchased outside the control of the Company following applicable liquidity dates and subject to certain conditions in accordance with the shareholder’s respective subscription agreement (see Note 7).

Real estate loan investments: The Company originates or acquires mortgage loans secured by the borrower's interest in underlying real estate. In addition, the Company may acquire subordinate participation interests in mortgage or mezzanine loans originated by our affiliates or in the secondary market. Changes in fair value are recorded as unrealized gain (loss) on real estate loan investments in the Condensed Consolidated Statement of Operations.

Repurchase agreements: The Company finances real estate loan investments using repurchase agreements and secures these financing transactions with real estate loan investments. The repurchase agreements are therefore treated as collateralized financing transactions, and recorded at fair value within debt obligations on the Condensed Consolidated Balance Sheets. Changes in the fair value are recorded as unrealized gain (loss) on debt obligations in the Condensed Consolidated Statement of Operations.

Revenue Recognition: Interest income on real estate loan investments is accrued based on the outstanding principal amount and contractual terms of the instrument.

Origination fee income is recognized in earnings upon origination of the real estate loan investment and recorded within other income on the Condensed Consolidated Statement of Operations. The origination fee is earned when the performance obligation is satisfied by the Company which occurs when the respective loan amount is transferred to the borrower.

Other non-real estate loan investment interest income is earned on overnight cash investments and is recognized on an accrual basis in other income on the Condensed Consolidated Statement of Operations.

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

The Company has elected to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”) which are subject to federal, state, and local corporate income tax, as applicable. A TRS may hold investments in assets, income streams, or associated expenses that produce non-qualifying items for purposes of REIT compliance. Deferred tax assets, valuation allowance, and deferred tax liabilities are recorded within other assets or other liabilities, as applicable, on our Condensed Consolidated Balance Sheets.

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

Certain operating expenses include other general and administrative costs, debt issuance costs, and other costs. Further, the organization, offering and certain operating expenses include costs and expenses eligible for reimbursement of personnel of the Advisors and their affiliates other than those who provide investment advisory services to us or serve as the Company’s executive officers. The Company will reimburse the Advisors for all such advanced expenses ratably over the 60 months following July 1, 2026, which is the first anniversary of the Initial Retail Closing. As of March 31, 2026 and December 31, 2025, the Company had $11.8 million and $11.0 million, respectively, of certain advanced expenses which will be ratably paid over the 60 months starting July 1, 2026. Certain costs and expenses were eligible for reimbursement but were not asked to be reimbursed by the Advisors for the year ended December 31, 2025 and the three months ended March 31, 2026.

Organizational and certain operating expenses are recorded to earnings within the Condensed Consolidated Statement of Operations. Offering costs are related to the marketing and selling of the Company’s common shares in connection with the private placement and are recorded directly in the Condensed Consolidated Statement of Changes in Redeemable Common Shares and Equity.

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

Segment Reporting: The Company operates and reports its business as a single reportable segment, which includes originating, acquiring, managing and investing in real estate loan investments, including senior mortgage loans, subordinated debt and other similar investments. The Company’s chief operating decision maker (“CODM”) is our senior management team, comprised of our chief executive officer, our chief financial officer, and the investment management teams from our Advisors. The CODM makes key operating decisions, evaluates financial results, investment performance, and allocates resources at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Condensed Consolidated Statement of Operations. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. All expense categories on the Condensed Consolidated Statement of Operations are significant and there are no significant segment expenses that require disclosure. The measure of segment assets is reported as total assets in our Condensed Consolidated Balance Sheets.

Recently Adopted Accounting Standards: In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing the transparency around rate reconciliation and income taxes paid by jurisdiction. We adopted this standard as of the annual reporting period beginning January 1, 2025, and applied the new guidance prospectively. Adoption of this standard has not had a material impact on our condensed consolidated financial statements. Refer to Note 11 for our relevant income tax disclosures.

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

Note 3. Real Estate Loan Investments, at fair value

The following table summarizes the real estate loan investments, at fair value as of March 31, 2026 and December 31, 2025 ($ in thousands):

Loan Type	Loan Amount (1)	Principal Balance Outstanding	Fair Value	Period-end Weighted Average Rate (2)(3)	Weighted Average Life Remaining (years) (4)
March 31, 2026
Senior loans	$788,784	$716,521	$716,521	7.40%	3.3
Subordinate participation interest(5)	63,033	62,533	62,533	8.24%	3.6
Mezzanine loans(6)	15,564	14,445	14,445	15.73%	3.1
	$867,381	$793,499	$793,499	7.62%	3.3
December 31, 2025
Senior loans	$566,200	$511,237	$511,237	7.43%	3.7
Subordinate participation interest(5)	36,783	36,283	36,283	8.34%	4.1
Mezzanine loans(6)	15,564	14,445	14,445	15.73%	3.8
	$618,547	$561,965	$561,965	7.70%	3.7
(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Generally, real estate loans investments earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. As of March 31, 2026 and December 31, 2025, floating-rate real estate loan investments represented 99.6% and 99.4%, respectively, of the Company's investment portfolio.
(3)
Certain of our floating rate loans are subject to index floors.
(4)
Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions, as defined in the respective loan agreement.
(5)
For investments in subordinate participation interest in mortgage loans, the Company's subordinate interests are held through junior participations in respective mortgage loans originated by affiliated entities. The Company is entitled to its pro-rata share of interest per the respective participation agreements. The interest rate used as part of the period-end weighted average rate is of the loan originated by the affiliated entity.
(6)
Investments are participation interests in mezzanine loans originated by affiliates of the Monticello Advisor.

The following table summarizes the real estate loan investments, at fair value by property type as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Senior housing	$540,128	68.1%	$360,878	64.2%
Multifamily	253,371	31.9%	201,087	35.8%
	$793,499	100.0%	$561,965	100.0%

The following table summarizes the real estate loan investments, at fair value by geographic location as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026		December 31, 2025
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
South	$344,200	43.4%	$292,200	52.0%
West	95,950	12.1%	44,650	8.0%
Midwest	118,833	15.0%	78,833	14.0%
North	234,516	29.6%	146,282	26.0%
	$793,499	100.0%	$561,965	100.0%

Note 4. Debt Obligations, at fair value

The following table presents debt obligations by facility as of March 31, 2026 ($ in thousands):

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Funding Period End Date	Maximum Maturity Date
Natixis Repurchase Agreement(1)	1M SOFR + 1.40%	$250,000	$47,696	$202,304	$202,304	$253,371	5/23/2027	5/23/2029
Customers Bank Credit Agreement(1)	1M SOFR + 2.00%	360,000	62,123	297,878	297,878	374,850	7/30/2028	7/30/2030
CIBC Bank USA(1)	1M SOFR + 2.00%	100,000	25,104	74,896	74,896	88,300	10/28/2028	10/28/2030
		$710,000	$134,923	$575,078	$575,078	$716,521

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Revolving Credit Facility	1M SOFR + 1.95%	$42,075	$1,090	$40,985	$40,985	N/A(4)	5/21/2026	5/21/2027
		Total Debt Obligations		$616,063	$616,063

See notes below

The following table presents debt obligations by facility as of December 31, 2025 ($ in thousands):

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Funding Period End Date	Maximum Maturity Date
Natixis Repurchase Agreement(1)	1M SOFR + 1.40%	$250,000	$89,296	$160,704	$160,704	$227,515	5/23/2027	5/23/2029
Customers Bank Credit Agreement(1)	1M SOFR + 2.00%	260,000	79,108	180,893	180,893	246,150	7/30/2028	7/30/2030
CIBC Bank USA(1)	1M SOFR + 2.00%	100,000	25,104	74,896	74,896	88,300	10/28/2028	10/28/2030
		$610,000	$193,508	$416,493	$416,493	$561,965

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Revolving Credit Facility	1M SOFR + 1.95%	42,075	15,355	26,720	26,720	N/A(4)	5/21/2026	5/21/2027
		Total Debt Obligations		$443,213	$443,213

(1)
The Natixis Repurchase Agreement, Customers Bank Credit Agreement and CIBC Credit Agreement (each as defined below) are secured by certain real estate loan investments originated in BLKM I, BLKM III and BLKM IV (each as defined below), respectively, as of March 31, 2026 and December 31, 2025. As of March 31, 2026, the fair value of collateral represents the fair value of only the real estate loan investments which are pledged to secure the borrowings.
(2)
Represents the stated interest rate. Borrowings under the Company’s debt obligations carry interest at one-month Term SOFR plus a spread. On March 31, 2026 and December 31, 2025, one-month Term SOFR was 3.67% and 3.68%, respectively.
(3)
Represents maximum facility size under the initial agreement and remaining available capacity to borrow after taking into account outstanding indebtedness as of March 31, 2026 and December 31, 2025. Debt obligations may provide for increased borrowing capacity subject to the consent of the lender in its sole discretion.
(4)
The Company’s obligations under the JPM Credit Agreement (as defined below) are secured by outstanding capital commitments of the BlackRock Advisor. As of March 31, 2026 and December 31, 2025, the remaining outstanding capital commitment of the BlackRock Advisor was $46.8 million.

Natixis Repurchase Agreement

On May 23, 2025, BLKM I, LLC (the “BLKM I”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (together with the related transaction documents as amended, the “Natixis Repurchase Agreement”), with Natixis, New York Branch (“Natixis”), to finance the acquisition by BLKM I of eligible loans as more particularly described in the Natixis Repurchase Agreement. The Natixis Repurchase Agreement provides for asset purchases by Natixis for up to an initial amount of $250 million, which may be increased to $300 million, subject to the consent of Natixis, in its sole discretion. The funding period end date of the Natixis Repurchase Agreement is May 23, 2027, subject to extension to a date in the future generally not to exceed the repurchase date of the last remaining eligible loan subject to the Natixis Repurchase Agreement, subject to satisfaction of certain customary conditions. In connection with the Natixis Repurchase Agreement, the Company provided a guaranty (the "Natixis Guaranty"), which may become full recourse to the Company upon the occurrence of certain events, such as material breach of covenants, change of control, or reorganization of the guarantor as described in the Natixis Guaranty. The Natixis Guaranty contains operational covenants, and covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type. The Company was in compliance with all covenants as of March 31, 2026.

Customers Bank Credit Agreement

On July 30, 2025, BLKM III, LLC (“BLKM III”), an indirect wholly owned special-purpose financing subsidiary of the Company, entered into a credit agreement (as it may be amended from time to time, the “Customers Bank Credit Agreement”) with Customers Bank, as lender, account bank and administrative agent (“Customers”), certain other participating lenders, and MonticelloAM Servicing, LLC, as servicer. In connection with the Customers Bank Credit Agreement, the Company provided a guaranty to Customers that may become full recourse to the Company upon the occurrence of certain events, such as an illegal act, fraud, misappropriation of funds, loan recharacterization by any court, inappropriate loan title or, challenge, deny or repudiate core transaction documents or lender rights as described in the Customers Bank Credit Agreement. During the three months ended March 31, 2026, the Customers Bank Credit Agreement was amended to increase the maximum aggregate commitment to $360.0 million as may be further increased to an amount as agreed between BLKM III and Customers.

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

The Customers Bank Credit Agreement contains representations, warranties, covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type, in addition to events of default and indemnities that are also customary for an agreement of its type. The Company was in compliance with all covenants as of March 31, 2026.

CIBC Credit Agreement

On October 28, 2025, BLKM IV, LLC (“BLKM IV”), an indirect wholly-owned special-purpose financing subsidiary of the Company, as borrower, entered into a revolving credit agreement (as it may be amended from time to time, the “CIBC Credit Agreement”) with CIBC Bank USA (“CIBC”), as lender and administrative agent, and certain other lenders party thereto. The CIBC Credit Agreement provides for revolving loans of up to an initial maximum amount of $100.0 million, which may be increased up to a maximum of $250.0 million at BLKM IV’s request subject to the consent of CIBC and the other lenders, in their sole discretion. The maturity date of the CIBC Credit Agreement is October 28, 2028, and is subject to two, one year extensions, at BLKM IV’s request and subject to the payment of an extension fee and other customary conditions. Advances under the CIBC Agreement generally accrue interest at a rate per annum equal to the Term SOFR for a one-month period plus a margin as agreed upon by the CIBC and BLKM IV for each transaction.

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

The CIBC Credit Agreement and the Guaranty contain representations, warranties, covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type, in addition to events of default and indemnities that are also customary for an agreement of its type. The Company was in compliance with all covenants as of March 31, 2026.

JPM Revolving Credit Facility

On May 22, 2025, the Company entered into a revolving credit agreement (as it may be amended from time to time, the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as lender. The JPM Credit Agreement provides for revolving loans of up to a maximum aggregate availability of $42.1 million. The Company’s obligations under the JPM Credit Agreement are secured by outstanding capital commitments of the BlackRock Advisor. The JPM Credit Agreement may be increased to an amount as agreed between the Company and JPM, subject to the consent of JPM and other customary conditions. In addition, at no time may the outstanding obligations under the

JPM Credit Agreement exceed 90% of the total uncalled capital commitments of the BlackRock Advisor. The JPM Credit Agreement also contains certain operational covenants customary for agreements of this type. As of March 31, 2026, the total uncalled capital commitments of the BlackRock Advisor were $46.8 million and obligations under the JPM Credit Agreement were limited to $42.1 million. The Company is permitted to borrow under the JPM Credit Agreement for any purpose permitted under its constituent documents. The maturity date of the JPM Credit Agreement is May 21, 2026, which may be extended upon the Company’s request to a date no longer than 12 months after the then-effective maturity date, subject to the consent of JPM and other customary conditions. The Company was in compliance with all covenants as of March 31, 2026.

Counterparty Exposure:

The Company has pledged certain commercial real estate loan investments as collateral for the master repurchase agreement. If a financial institution counterparty were to default on its obligation to return the collateral, the Company would be exposed to potential losses to the extent the fair value of the collateral that the Company has pledged to the counterparty exceeded the amount loaned plus interest due to the counterparty. The following table presents the Company’s net exposure to those counterparties where the amount at risk exceeded 10% of shareholders’ equity as of March 31, 2026 and December 31, 2025 ($ in thousands):

March 31, 2026	Outstanding Principal	Net Counterparty Exposure	Life Remaining (Years)
Natixis Repurchase Agreement	$202,304	$51,067	3.1
Total	$202,304	$51,067

December 31, 2025	Outstanding Principal	Net Counterparty Exposure	Life Remaining (Years)
Natixis Repurchase Agreement	$160,704	$40,383	3.4
Total	$160,704	$40,383

The following table shows the aggregate amount of maturities of our outstanding long-term borrowings over the next five years and thereafter as of March 31, 2026 ($ in thousands):

Year	Debt Obligations(1)
2026	-
2027	-
2028	208,209
2029	314,424
2030	52,445
Thereafter	-
Total:	$575,078

(1)
Assumes the earlier of (i) the fully-extended maturity of underlying real estate loan investments or (ii) the maturity of the respective debt facility.

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

Fair Value Disclosure: The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026
	Level I	Level II	Level III
Financial Assets:
Real estate loan investments, at fair value	$—	$—	$793,499
Financial Liabilities:
Debt obligations, at fair value	$—	$—	$616,063

	December 31, 2025
	Level I	Level II	Level III
Financial Assets:
Real estate loan investments, at fair value	$—	$—	$561,965
Financial Liabilities:
Debt obligations, at fair value	$—	$—	$443,213

The following table summarizes changes in Level III real estate loan investments for the three months ended March 31, 2026 ($ in thousands):

Three Months Ended March 31, 2026

Balance as of December 31, 2025	$561,965
Funding of real estate loan investments	231,534
Net unrealized gain (loss) on real estate loan investments	—
Balance as of March 31, 2026	$793,499

The following table summarizes changes in Level III debt obligations for the three months ended March 31, 2026 ($ in thousands):

Three Months Ended March 31, 2026

Balance as of December 31, 2025	$443,213
Proceeds from debt obligations	253,545
Repayments of debt obligations	(80,695)
Net unrealized gain (loss) on debt obligations	—
Balance as of March 31, 2026	$616,063

There were no financial instrument transfers from Level I and II into Level III during the three months ended March 31, 2026.

The following tables contain the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Impact to valuation from increase in input	Range of Inputs	Weighted Average of Inputs
Financial Assets:
Real estate loan investments	$731,499	Discounted cash flow	Discount Rate	Decrease	6.4%-16.4%	7.6%
Real estate loan investments	62,000	Recent transaction price	Transaction price	N/A	N/A	N/A
Total Real estate loan investments, at fair value	$793,499
Financial Liabilities:
Debt obligations	$616,063	Discounted cash flow	Discount Rate	Decrease	5.1%-5.7%	5.5%
Total Debt obligations, at fair value	$616,063

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Impact to valuation from increase in input	Range of Inputs	Weighted Average of Inputs
Financial Assets:
Real estate loan investments	$405,315	Discounted cash flow	Discount Rate	Decrease	6.4%-15.9%	7.7%
Real estate loan investments	156,650	Recent transaction price	Transaction price	N/A	N/A	N/A
Total Real estate loan investments, at fair value	$561,965
Financial Liabilities:
Debt obligations	$443,213	Discounted cash flow	Discount Rate	Decrease	5.1%-5.7%	5.5%
Total Debt obligations, at fair value	$443,213

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

The BlackRock Advisor has agreed to purchase from the Company an aggregate amount of not less than $50 million in Class E shares at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if a NAV has yet to be calculated, then $25.00 (the “Initial BlackRock Investment”). In connection with the Initial BlackRock Investment, the BlackRock Advisor purchased 130,000 Class E shares for $3.25 million at $25.00 per share. Additionally, Monticello Capital Partners, LLC, a Delaware limited liability company and an affiliate of MONTICELLOAM, LLC (the "Monticello Investor" and , together with the BlackRock Advisor, the "Sponsor Investors") also purchased 130,000 Class E shares for $3.25 million at $25.00 per share (the "Initial Monticello Investment" and, together with the Initial BlackRock Investment, the "Initial Sponsor Investments"). Monticello Capital Partners, LLC is owned in equal shares by Alan G. Litt, Jonathan M. Litt and Thomas J. Lally, each of whom is associated with the Company. Alan G. Litt is Executive Vice President, Jonathan M. Litt is the Assistant Treasurer and Thomas J. Lally is a member of the Company’s board of trustees. The Class E shares purchased by the Sponsor Investors are considered redeemable common shares and are presented as such in the Condensed Consolidated Statement of Changes in Redeemable Common Shares and Equity.

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

The following table details the movement of the outstanding common shares for the three months ended March 31, 2026:

	For the Three Months Ended March 31, 2026
	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares
Balance as of December 31, 2025	50,731	4,086,380	512,386
Common shares issued	35,827	908,024	1,138,328
Distribution reinvestment	357	45,928	7,688
Common shares repurchased	—	(2,054)	—
Balance as of March 31, 2026	86,915	5,038,277	1,658,402

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares received the same gross distribution per share during the period.

The aggregate and net distributions declared for each applicable class of common shares for the three months ended March 31, 2026 ($ in thousands):

	For the Three Months Ended March 31, 2026
Distributions - Per Share	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares
Aggregate distribution declared per share	$0.5781	$0.5781	$0.5781
Shareholder servicing fee per share	—	—	0.0536
Net distribution declared per share	$0.5781	$0.5781	$0.5245

	For the Three Months Ended March 31, 2026
Distributions - Amount ($ in thousands):	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares
Aggregate distribution declared	$199	$2,696	$755
Shareholder servicing fee	—	—	69
Net distribution declared	$199	$2,696	$686

There were no aggregate and net distributions declared for the three months ended March 31, 2025.

Note 7. Redeemable Common Shares

On December 23, 2024 (date of initial capitalization), the Sponsors invested an aggregate of $2,000 to capitalize the Company, with each Sponsor investing $1,000 in consideration for 40 common shares of beneficial interest, par value $0.01 per share. These common shares were exchanged into an equivalent number of issued and outstanding Class E shares as of March 4, 2025, and are considered redeemable common shares and are presented as such in the Condensed Consolidated Statement of Changes in Redeemable Common Shares and Equity.

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

On October 16, 2025, the Company entered into each of (i) Amendment No. 2 to the subscription agreement, by and between the Company and the BlackRock Advisor (the “BlackRock Subscription Amendment”), and (ii) Amendment No. 1 to the subscription agreement (the “Monticello Subscription Amendment” and, together with the BlackRock Subscription Amendment, the “Subscription Amendments”), by and between the Company and the Monticello Investor, pursuant to which each of the Sponsor Investors agreed not to submit for repurchase any Class E shares issued to it in respect of their respective Sponsor Investments until December 31, 2028 (the “Sponsor Liquidity Date”). On or following the Sponsor Liquidity Date, each of the Sponsor Investors may, from time to time, request that the Company repurchase an aggregate number of Class E shares issued in respect of the Sponsor Investments equal to the amount available under the 5% quarterly cap of the share repurchase plan of the Company (the "Share Repurchase Plan") at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date, but only during quarters when the Company fully satisfies repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the Share Repurchase Plan, as described below (with respect to a repurchase from the BlackRock Advisor, a “BlackRock Repurchase”; with respect to a repurchase from the Monticello Investor, a “Monticello Repurchase”; and collectively, a “Sponsor Repurchase”).

Notwithstanding the foregoing, for so long as (i) the BlackRock Advisor or its affiliate acts as the Company’s investment advisor, the Company will not effect any BlackRock Repurchase, and (ii) the Monticello Investor or its affiliate acts as the Company’s investment advisor, the Company will not effect any Monticello Repurchase, in each case, in any quarter that the full amount of all common shares requested to be repurchased by shareholders other than the Sponsor Investors and their respective affiliates under the Share Repurchase Plan are not repurchased or the Share Repurchase Plan has been suspended. We may fund any sponsor repurchase from sources other than cash flow from operations, including, without limitation, borrowings, offering net proceeds, the sale of assets, and return of capital, and we have no limits on the amounts we may fund from such sources. (See Note 8.)

As of March 31, 2026, all 260,080 Class E shares issued in respect of the Initial Sponsor Investments are considered redeemable common shares as reflected in the Condensed Consolidated Statement of Changes in Redeemable Common Shares and Equity. These common shares are classified in temporary equity given that the Class E shares held by the Sponsor Investors may be repurchased upon request following the applicable liquidity dates and subject to certain conditions as set forth in the Subscription Amendments.

Redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is determined based on the Company's NAV per share of the applicable share class as of the reporting date. Changes in the fair value of redeemable common shares are recorded to additional paid-in capital. For the three months ended March 31, 2026, the total change in the redeemable common shares inclusive of remeasurement was $0.1 million.

The following tables summarize the changes in redeemable common shares as of three months ended March 31, 2026 and March 31 2025:

Redeemable Common Shares	For the Three Months Ended March 31, 2026
Balance as of December 31, 2025	260,080
Issuance of redeemable common shares	—
Balance as of March 31, 2026	260,080

For the Three Months Ended March 31, 2025
Balance as of December 31, 2024	80
Issuance of redeemable common shares	—
Balance as of March 31, 2025	80

For the three months ended March 31, 2026, the aggregate net distributions declared for redeemable common shares are below:

Redeemable Common Shares	For the Three Months Ended March 31, 2026
Aggregate distribution declared per share	$0.5781
Shareholder servicing fee per share	—
Net distribution declared per share	$0.5781

There were no aggregate and net distributions declared for redeemable common shares for the three months ended March 31, 2025.

Note 8. Share Repurchase Plan

On March 4, 2025, the board of trustees adopted the Share Repurchase Plan. Pursuant to the Share Repurchase Plan, shareholders may request on a quarterly basis that the Company repurchase all or a portion of their common shares. The Company is not obligated to repurchase any common shares and may choose to repurchase only some, or even none, of the common shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, which will generally be equal to our prior month's NAV per share, except that common shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an "Early Repurchase Deduction"). The one year holding period is measured from the first calendar day of the month in which the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

The aggregate NAV of total repurchases of all classes under the Share Repurchase Plan will be limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Common shares issued to the Advisors pursuant to the Advisory Agreements (as defined in Note 10) or in connection with the Initial Sponsor Investments will not be subject to these repurchase limitations. For the three months ended March 31, 2026 there were $0.1 million in total repurchases. There were no repurchases for the three months ended March 31, 2025.

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

Note 9. Net Income (Loss) Per Common Share

As of March 31, 2026, there were no dilutive instruments impacting net income per common share, therefore there is no difference between basic and diluted net income per common share. Net income per common share for the three months ended March 31, 2026 and March 31, 2025, respectively, is computed as follows ($ in thousands, except for share and per share data):

For The Three Months Ended March 31, 2026
Basic and Diluted:	Class E (1)	Class F-I	Class F-S	Total
Net income (loss)	$274	$3,709	$922	$4,905
Weighted-average common shares outstanding, (basic and diluted)	344,269	4,664,394	1,311,499	6,320,162
Basic and Diluted net income (loss) per common share	$0.80	$0.80	$0.70	$0.78

________________________

See notes below

For The Three Months Ended March 31, 2025
	Class E (1)	Class F-I	Class F-S	Total
Basic and Diluted:
Net income (loss)	$—	$—	$—	$—
Weighted-average common shares outstanding, (basic and diluted)	80	—	—	80
Basic and Diluted net income (loss) per common share	$—	$—	$—	$—

(1)
Class E shares include redeemable common shares issued to the Advisors (Note 7).

Note 10. Related Party Transactions

The table below presents information regarding due to affiliates as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Accrued Shareholder servicing fee payable	$3,451	$1,101
Total Shareholder servicing fee payable:	$3,451	$1,101

Advanced organization costs(1)	$2,652	$2,484
Advanced offering costs(1)	4,321	3,570
Advanced operating expenses(2)	7,972	5,507
Performance fee payable	121	—
Total Due to affiliates	$15,066	$11,561

(1)
The Company will reimburse the Advisors for certain expenses advanced through July 1, 2026, which is the first anniversary of the Initial Retail Closing of the Private Offering, ratably over the 60 months following July 1, 2026.
(2)
The Company will reimburse the Advisors for certain expenses advanced through July 1, 2026, which is the first anniversary of the Initial Retail Closing of the Private Offering, ratably over the 60 months following July 1, 2026. Both as of March 31, 2026 and December 31, 2025, certain reimbursable general and administrative expenses included $4.8 million related to operating expense reimbursement subjected to the 60 month repayment schedule.

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

The management fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a management fee with respect to the Class E shares. As of March 31, 2026, only Class E, Class F-S and Class F-I shares were issued by the Company, and therefore no management fee was earned or paid to the Advisors for the three months ended March 31, 2026.

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

The performance fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a performance fee on Class E shares. For the three months ended March 31, 2026, the Company incurred $0.1 million in performance fees which is payable to the Advisors as of March 31, 2026.

Organization and Offering Expenses: The Advisors have agreed to advance all of the Company’s organization and offering expenses including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities (but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) through July 1, 2026, which is the first anniversary of the Initial Retail Closing of the Private Offering. The Company will reimburse the Advisors for all such advanced expenses ratably over the 60 months following July 1, 2026 . Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by the Advisors without reimbursement from the Company. During the three months ended March 31, 2026, the Advisors did not advance additional organizational expenses. As of March 31, 2026 and December 31, 2025 the Advisors have advanced organizational expenses of $2.7 million and $2.5 million, respectively, and is included as part of due to affiliates on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026, the Advisors advanced offering costs of $0.8 million which included $0.6 million of offering costs eligible for reimbursement of the Advisors personnel and its affiliates other than those who provide investment advisory services to us or serve as the Company’s executive officers. As of March 31, 2026 and December 31, 2025, the amount due to Advisors for offering expenses $4.3 million and $3.6 million, respectively, which is included as part of due to affiliates on the Condensed Consolidated Balance Sheets.

Operating Expense Reimbursement: The Company will reimburse the Advisors and their affiliates for out-of-pocket costs and expenses they incurred in connection with the services they provide, including, but not limited to, (1) the actual cost of goods and services used and obtained, whether payable to an affiliate or a non-affiliated person, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, fees relating to investment valuations and any fees relating to the Company’s operations and administration, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating the Company’s investments, whether payable to an affiliate or a non-affiliated person, (3) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination and financing of investments, whether or not such investments are acquired and (4) expenses of personnel of the Advisors and their affiliates other than those who provide investment advisory services to us or serve as the Company’s executive officers, provided, that the Advisors may be reimbursed for services performed by an executive officer that are outside the scope of such role. As of March 31, 2026 and December 31, 2025, there was $8.0 million and $5.5 million, respectively, in advanced operating expenses which is payable to the Advisors. Included within these balances as of March 31, 2026 and December 31, 2025 are $3.1 million and $2.1 million, respectively, which represent amounts incurred by the Advisor, for which the Advisors are entitled to reimbursement. For the three months ended March 31, 2026, $1.0 million was incurred by the Advisor for operating expenses which were subject to reimbursement. Certain other costs and expenses were eligible for reimbursement but were not asked to be reimbursed by the Advisors for the year ended December 31, 2025 and the three months ended March 31, 2026.

The Company will reimburse the Advisors for certain expenses advanced through July 1, 2026, which is the first anniversary of the Initial Retail Closing of the Private Offering, ratably over the 60 months following July 1, 2026. Operating expenses incurred after July 1, 2026 are intended to be paid by the Company as incurred. For the three months ended March 31, 2026, the Company incurred $22 thousand of certain general and administrative expenses and debt issuance costs advanced by the Advisors subject to the 60 month repayment. Both as of March 31, 2026 and December 31, 2025, the amount due to Advisors for such expenses of $4.8 million is included as part of due to affiliates on the Condensed Consolidated Balance Sheets.

Origination Fees: Effective October 16, 2025, the Company receives a pro rata portion (based upon the Company’s investment as a percentage of the whole loan) of origination fees paid by a borrower or its affiliate in connection with the origination of each new loan owned in whole or part by the Company, net of certain fees and/or commissions paid to third parties in respect of the origination of such loans (the “net origination fee”). With respect to each originated loan, the Company pays to the Monticello Advisor an amount equal to one-half of the net origination fee received by the Company in respect of such loan (not to exceed 0.50% of the principal amount thereof, assuming that such loan is fully drawn), and retains for the benefit of the Company any remaining net origination fee in respect of such loan. Any extension fees, exit fees, prepayment fees, loan assumption fees, underwriting fees, administration fees and/or similar fees in respect of loans owned in whole or part by the Company or its subsidiaries are retained by the Advisors. For the three months ended March 31, 2026, the Company earned $2.3 million in net origination fees which is recorded within other income on the Condensed Consolidated Statement of Operations. During the three months ended March 31, 2026, $1.2 million of the net origination fee income was owed to the Monticello Advisor and recorded within origination fees payable to advisors on the Condensed Consolidated Statement of Operations.

In addition, and for the avoidance of doubt, the Company reimburses the Advisors for out-of-pocket expenses in connection with the selection, origination and acquisition of investments, whether or not such investments are acquired. No such expenses were incurred or reimbursed for the three months ended March 31, 2026 and March 31, 2025.

Fees or Reimbursements for Other Services: The Company may retain certain of the Advisors’ affiliates, from time to time, for services relating to Company investments or operations, which may include, but are not limited to, accounting and administration services, tax services, compliance services, reporting services, capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. Any fees or reimbursements paid to the Advisors’ affiliates for any such services will not reduce the management fee. No fees or reimbursements for these services were incurred during the three months ended March 31, 2026.

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

The Company accrues as an offering cost, the estimated amount of shareholder service fees payable to the Dealer Manager over the estimated investment period of each holder of the respective shares. Accrued shareholder servicing fees were $3.5 million and $1.1 million as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, the Company accrued $2.4 million and paid $9 thousand in shareholder service fees.

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

The Company and its direct subsidiary, BLKM Funding (TRS) LLC, have made a joint election to treat the subsidiary as a TRS. As such, the TRS is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon its taxable income. As of March 31, 2026, no valuation allowance was established.

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

Note 13. Commitments and Contingencies

As of March 31, 2026, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Real Estate Loan Commitments

As of March 31, 2026, the Company had $73.9 million of unfunded commitments related to real estate loan investments. The timing and amounts of future loan fundings under these commitments are uncertain as these commitments may relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining tenors of these loans.

Note 14. Subsequent Events

The Company has evaluated the impact of all subsequent events through the date the condensed consolidated financial statements were available for issuance.

Private Offering

In connection with the Company’s continuous private offering, on April 1, 2026, the Company sold an aggregate of 646,159.53 common shares for consideration of $16,223,625 to third party investors of the Company. The sale consisted of 379,750.62 of Class F-I shares and 266,408.91 Class F-S shares for consideration of $9,526,500 and $6,670,000, respectively, net of applicable upfront selling commissions and dealer manager fees.

Additionally, on May 1, 2026, the Company sold an aggregate of 984,529.88 common shares for consideration of $24,961,800.00 to third party investors of the Company. The sale consisted of 168,333.69 of Class F-I and 816,196.19 of Class F-S for consideration of $4,256,250.00 and $20,575,000.00, respectively, net of applicable upfront selling commissions and dealer manager fees. The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

Dividends

On April 30, 2026, the Company declared distributions for each class of its common shares in the amount per share set forth below:

Per Share	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class F-I Common Shares	$0.1927	$—	$0.1927
Class E Common and Redeemable Shares	$0.1927	$—	$0.1927
Class F-S Common Shares	$0.1927	$0.0178	$0.1749

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “BlackRock Monticello Debt Real Estate Investment Trust.,” “Company,” “we,” “us,” or “our” refer to BlackRock Monticello Debt Real Estate Investment Trust and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended, the "2025 Annual Report"), filed with U.S. Securities and Exchange Commission (the "SEC").

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

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

In addition, words such as “may,” “will,” “should,” “target,” “project,” “estimate,” “continue,” “anticipate,” “believe,” “expect” or “intend” or the negatives thereof or other variations thereon or comparable terminology indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” section of the 2025 Annual Report filed with the SEC and elsewhere in this Quarterly Report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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
•
our portfolio's concentration in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography;
•
limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or to qualify as and maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

Overview

We are a Maryland statutory trust formed on November 7, 2024 and we intend to elect to be taxed as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2025. We are externally co-managed by (i) BlackRock Financial Management, Inc. (the “BlackRock Advisor”), an affiliate of BlackRock, and (ii) MONTICELLOAM, LLC (in its capacity as investment adviser to the Company, the “Monticello Advisor”, each, an “Advisor” and, together, the “Advisors”).

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

To a lesser extent, we expect to invest in publicly traded real estate related debt or securities, private real estate-related debt, and other securities, including collateralized loan obligations ("CLOs") and/or cash and cash equivalent investments (collectively, the "Liquid Investments Portfolio").

The Monticello Advisor serves as our investment manager with respect to the Loan Portfolio and the BlackRock Advisor serves as our investment manager with respect to the Liquid Investments Portfolio.

Our board of trustees has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreements between the Company and each of the Advisors, however, we have delegated to the Advisors the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Quarterly Report on Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code") for federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and qualify as a REIT.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate-related debt investments or real estate-related securities, other than those referred to in this Form 10-Q.

Accounting Policies

See Note 2 - "Significant Accounting Policies" in the condensed consolidated financial statements included in this Form 10-Q for a discussion of accounting policies that impact the Company.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. See below for a summary of the accounting policy election for the fair value option for real estate loan investments and our debt obligations which we believe is most affected by our judgments, estimates, and assumptions. Also refer to Note 2 – “Significant Accounting Policies” within the condensed consolidated financial statements for further descriptions of such accounting policies.

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

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Condensed Consolidated Balance Sheets from those instruments using another accounting method.

Recent Accounting Developments

Refer to Note 2 – "Significant Accounting Policies" within the condensed consolidated financial statements for a discussion of recent accounting developments and the expected impact to the Company.

Q1 2026 Highlights

Capital Activity and Distributions

•
Raised $52.2 million of gross proceeds from the issuance of common shares, in addition to $1.4 million of distributions reinvested in the Company's common shares during the three months ended March 31, 2026.
•
Declared distributions totaling approximately $3.6 million for the three months ended March 31, 2026, of which $1.4 million was reinvested.
•
Repurchased $0.1 million of Class F-I common shares.

Investing Activity

•
Originated 5 floating rate senior commercial real estate loans with a total commitment amount of $222.3 million and total outstanding principal amount of $205.0 million for the three months ended March 31, 2026.
•
Invested in 3 loan participations with a total commitment amount of $26.3 million, and total outstanding principal amount of $26.3 million as of March 31, 2026.

Financing Activity

•
Upsized the credit agreement (as it may be amended from time to time, the “Customers Bank Credit Agreement”) with Customers Bank, as lender, account bank and administrative agent, certain other participating lenders, and MonticelloAM Servicing, LLC, as servicer, by $100 million for a maximum aggregate commitment of $360 million.
•
Received borrowings of $254 million from our debt obligations
•
Repaid $81 million of borrowing from our debt obligations

Portfolio

As of March 31, 2026, the Company had originated 21 senior commercial real estate loans with a total commitment amount of $788.8 million and total outstanding principal amount of $716.5 million and invested in 12 loan participations, including 9 subordinate participation interests in a floating rate mortgage loans, 2 participations in variable rate mezzanine loans, and 1 participation interest in a fixed rate mezzanine loan for a total commitment amount of $78.6 million and total outstanding principal amount of $77.0 million.

The following table details the statistics of our Loan Portfolio as of March 31, 2026:

Property Type	Location	Origination Date	Stated Interest Rate(3)	Original Loan Amount	Current Principal Outstanding	Fair Value	Unfunded Commitments	Payment Terms (4)	Current Maturity Date	Maximum Maturity Date(5)
Senior Housing	Maryland	3/31/2026(1)	1M SOFR + 4.55%	$20,000	$20,000	$20,000	N/A	Monthly, I/O-A	3/31/2029	3/31/2030
Senior Housing	Washington	3/27/2026	1M SOFR + 4.25%	40,000	40,000	40,000	N/A	Monthly, I/O-A	3/27/2029	9/27/2029
Senior Housing	New Jersey	3/26/2026(1)	1M SOFR + 4.75%	2,000	2,000	2,000	N/A	Monthly, I/O-A	5/30/2027	5/30/2028
Senior Housing	New York	2/27/2026(1)	1M SOFR + 4.25%	4,250	4,250	4,250	N/A	Monthly, I/O-A	8/27/2028	2/27/2029
Senior Housing	Colorado	2/4/2026	1M SOFR + 4.85%	11,300	11,300	11,300	N/A	Monthly, I/O-A	2/4/2029	2/4/2029
Senior Housing	Illinois	1/23/2026	1M SOFR + 4.15%	40,000	40,000	40,000	4,000	Monthly, I/O-A	1/23/2029	1/23/2029
Multifamily	Florida	1/15/2026	1M SOFR + 2.65%	52,000	52,000	52,000	N/A	Monthly, I/O	2/1/2029	2/1/2031
Senior Housing	Pennsylvania	1/14/2026	1M SOFR + 3.85%	61,700	61,700	61,700	13,300	Monthly, I/O-A	7/14/2029	1/14/2030
Senior Housing	South Carolina	12/31/2025	1M SOFR + 3.75%	19,300	19,300	19,300	N/A	Monthly, I/O-A	1/1/2028	1/1/2029
Senior Housing	Kentucky	12/31/2025	1M SOFR + 3.85%	11,150	11,150	11,150	2,500	Monthly, I/O-A	1/1/2029	1/1/2029
Senior Housing	Pennsylvania	12/29/2025	1M SOFR + 3.90%	12,800	12,800	12,800	1,500	Monthly, I/O-A	12/29/2027	12/29/2028
Senior Housing	Florida	12/19/2025(1)	1M SOFR + 3.75%	2,300	2,300	2,300	N/A	Monthly, I/O-A	12/19/2027	12/19/2028
Senior Housing	Illinois	12/17/2025(6)	1M SOFR + 3.75%	52,000	52,000	52,000	8,000	Monthly, I/O-A	12/17/2027	12/17/2028
Multifamily	Texas	12/10/2025	1M SOFR + 3.00%	28,700	28,700	28,700	1,800	Monthly, I/O	1/1/2028	1/1/2030
Multifamily	California	12/4/2025	1M SOFR + 2.75%	30,400	30,400	30,400	N/A	Monthly, I/O	1/1/2028	1/1/2030
Senior Housing	Illinois	11/26/2025(1)	1M SOFR + 3.95%	2,000	2,000	2,000	92	Monthly, I/O-A	11/26/2028	11/26/2029
Senior Housing	Wisconsin, Ohio	10/31/2025	1M SOFR + 3.85%	23,500	23,500	23,500	5,000	Monthly, I/O-A	4/30/2028	10/31/2028
Senior Housing	Virginia	10/30/2025(1)	1M SOFR + 4.50%	20,000	20,000	20,000	N/A	Monthly, I/O-A	10/30/2028	10/30/2030
Senior Housing	California	9/30/2025	1M SOFR + 3.85%	14,250	14,250	14,250	5,500	Monthly, I/O-A	9/30/2027	9/30/2028
Senior Housing	New York	8/29/2025(1)	1M SOFR + 4.85%	2,150	2,150	2,150	N/A	Monthly, I/O-A	9/20/2026	9/20/2027
Multifamily	Virginia	8/27/2025	1M SOFR + 2.80%	35,130	35,130	35,130	2,720	Monthly, I/O	10/1/2027	10/1/2029
Senior Housing	Rhode Island, Massachusetts	8/20/2025	1M SOFR + 4.40%	54,000	54,000	54,000	16,000	Monthly, I/O-A	8/20/2027	8/20/2028
Senior Housing	North Carolina	8/13/2025	1M SOFR + 4.25%	13,400	13,400	13,400	N/A	Monthly, I/O-A	8/13/2028	8/13/2029
Senior Housing	Kentucky	8/7/2025	1M SOFR + 3.95%	19,250	19,250	19,250	6,100	Monthly, I/O-A	8/7/2028	8/7/2028
Senior Housing	North Carolina	8/6/2025	1M SOFR + 4.45%	45,600	45,600	45,600	N/A	Monthly, I/O-A	8/6/2027	8/6/2028
Senior Housing	North Carolina	8/6/2025	1M SOFR + 4.45%	44,900	44,900	44,900	N/A	Monthly, I/O-A	8/6/2027	8/6/2028
Senior Housing	New York	8/4/2025(2)	FIXED 14.50%	3,475	3,475	3,475	869	Monthly, I/O-A	8/4/2029	8/4/2029
Senior Housing	New York	6/27/2025(1)	1M SOFR + 4.25%	8,500	8,500	8,500	118	Monthly, I/O-A	6/26/2028	6/26/2028
Senior Housing	North Carolina	6/27/2025(2)	1M SOFR + 12.13%	6,000	6,000	6,000	N/A	Monthly, I/O-A	6/27/2028	6/27/2029
Multifamily	Florida	6/6/2025	1M SOFR + 2.65%	41,500	41,500	41,500	N/A	Monthly, I/O	7/1/2028	7/1/2030
Senior Housing	Kentucky	6/6/2025(2)	1M SOFR + 11.74%	4,970	4,970	4,970	251	Monthly, I/O-A	12/6/2028	12/6/2028
Senior Housing	Wisconsin	5/30/2025(1)	1M SOFR + 4.55%	1,333	1,333	1,333	290	Monthly, I/O-A	5/30/2027	5/30/2028
Multifamily	Maryland	5/29/2025	1M SOFR + 2.65%	65,641	65,641	65,641	5,843	Monthly, I/O	6/1/2027	6/1/2030
				$793,499	$793,499	$793,499	$73,882

(1)
Investment is a subordinate participation interest in a mortgage loan originated by affiliates of the Monticello Advisor.
(2)
Investment is a participation interest in a mezzanine loan originated by affiliates of the Monticello Advisor.
(3)
Represents the stated interest rate on the whole loan. Unless otherwise noted, mortgage loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. On March 31, 2026, the one-month Term SOFR was 3.67%. For investments in subordinate participation interests in mortgage loans, the Company's subordinate interests are held through junior participations in the respective mortgage loans originated by affiliated entities. The Company is entitled to its pro-rata share of interest per the respective participation agreements. The stated interest rate is of the loan originated by the affiliated entity.
(4)
Payment terms are interest only (I/O), or initially interest only and amortize at a future period in accordance with the terms of the respective agreements (I/O-A).There are no loans with liens or with principal amounts or interest in delinquency as of March 31, 2026.
(5)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are typically subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.

Results of Operations

The following table sets forth information regarding our Condensed Consolidated Results of Operations for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Revenue
Interest income	$14,136	$—
Other income	2,343	—
Total revenue	16,479	—
Expenses
Interest and fees on debt obligations	$7,462	$—
Debt issuance costs	751	—
Organizational costs	—	—
Origination fees payable to advisors	1,152	—
General and administrative	2,088	—
Performance fees	121	—
Total expenses	$11,574	$—
Gains (losses) from operations and financing
Unrealized gain (loss) on real estate loan investments	—	—
Unrealized gain (loss) on debt obligations	—	—
Total gain (loss) from operations and financing, net	—	—
Net income	$4,905	$—
Net income per common share, basic and diluted (Note 9)	$0.78	$—
Weighted-average common shares outstanding, basic and diluted (Note 9)	6,320,162	80

The Company was formed on November 7, 2024 and the initial retail closing occurred on July 1, 2025 (the "Initial Retail Closing"). As such, results of operations from the three months ended March 31, 2025 period are not comparable to the three months ended March 31, 2026.

Revenues

During the three months ended March 31, 2026, revenues totaled approximately $16.5 million, consisting of interest income on our real estate loan investments. Other income pertained primarily to $2.3 million in loan origination fees.

Expenses

Interest and fees on debt obligations

During the three months ended March 31, 2026, interest and fees on debt obligations were approximately $7.5 million, consisting of primarily interest expense and other minimum utilization fees on our debt obligations.

Debt issuance costs

During the three months ended March 31, 2026, the Company incurred approximately $0.8 million of debt issuance costs which was primarily related to commitment and other legal costs associated with the upsizing of our debt obligations. As the Company has elected the fair value option for debt obligations, debt issuance costs are immediately reflected in the Condensed Consolidated Statement of Operations and the costs became the Company's liability upon the Initial Retail Closing. Certain debt issuance costs were advanced by the Company's Advisors and will be subject to reimbursement by the Company in accordance with its policy for organization, offering and certain operating expenses as disclosed in Note 2 - "Significant Accounting Policies" to our condensed consolidated financial statements in this Form 10-Q.

Origination fees payable to the advisors

During the three months ended March 31, 2026, the Company incurred $1.2 million of net origination fees due to the advisors as defined in Note 10.

General and administrative

During the three months ended March 31, 2026, the Company incurred approximately $2.1 million of general and administrative costs, which were related to professional fees, trustee fees and costs associated with personnel of the Advisors and their affiliates other than those who provide investment advisory services to the Company. Certain general and administrative expenses were also advanced by the Company's Advisors and will be subject to reimbursement by the Company in accordance with its policy for organization, offering and certain operating expenses as disclosed in Note 2 - "Significant Accounting Policies" to our condensed consolidated financial statements in this Form 10-Q.

Performance and management fees

During the three months ended March 31, 2026, the Company incurred approximately $0.1 million of performance fees due to the Advisors.

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

The BlackRock Advisor and Monticello Capital Partners, LLC, an affiliate of the Monticello Advisor (the "Monticello Investor"), have agreed to purchase from us an aggregate amount of not less than $50.0 million, in the case of the BlackRock Advisor, and $3.3 million in the case of the Monticello Investor, in each case, in Class E shares of the Company, at a price per share equal to the Company’s most recently determined NAV of its Class E shares. As of March 31, 2026, the remaining capital commitment of the BlackRock Advisor was $46.8 million and the Monticello Investor has fully funded its commitment. We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) existing borrowing facilities and any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

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

As of March 31, 2026, certain subsidiaries of the Company have entered into (i) a Master Repurchase Agreement and Securities Contract (together with the related transaction documents as amended, the “Natixis Repurchase Agreement”), with Natixis, New York Branch (“Natixis”), and (ii) the Customers Bank Credit Agreement with Customers Bank and (iii) a revolving credit agreement (as it may be amended from time to time, the “CIBC Credit Agreement”) with CIBC Bank USA (“CIBC”), as lender and administrative agent, and certain other lenders party thereto, in each case where such subsidiaries have pledged loans as collateral and the Company has provided certain limited recourse guarantees. Under the Natixis Repurchase Agreement, Customers Bank Credit Agreement and CIBC Credit Agreement, the Company and its subsidiaries are permitted to borrow as much as $250 million, $360 million and $100 million, respectively, based on the value of the loans pledged as collateral and the maximum advance rates attributed to each loan by the lender. The Company has also entered into a revolving credit agreement (as it may be amended from time to time, the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as lender with an aggregate borrowing capacity of $42.1 million secured by outstanding commitments of the BlackRock Advisor. As of March 31, 2026, the Company has $616.1 million in outstanding debt. See Note 4 – “Debt Obligations, at fair value” to our condensed consolidated financial statements in this Form 10-Q.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities. The following table summarizes amounts available under these sources as of March 31, 2026 ($ in thousands):

March 31, 2026
Cash and cash equivalents	$3,171
Unutilized borrowing capacity - repurchase agreements	134,923
Available borrowings on revolving credit facility(1)	1,090
Total liquidity and capital resources	$139,184

(1)
Excludes the remaining capital commitment of the BlackRock Advisor in the amount of $46.8 million.

Cash Flows - For the three months ended March 31, 2026

We experienced a $2.2 million net decrease in cash and cash equivalents during the three months ended March 31, 2026, reflecting cash provided by operating activities of $6.7 million, cash used in investing activities of ($231.5) million, and cash provided by financing activities of $222.7 million.

Net cash provided by operating activities of $6.7 million was driven by an increase in interest income from the origination of 5 new mortgage loans and 3 participation interests in mortgage loans. Interest income was offset by an increase in interest expense primarily on the Company's increased borrowings on the Natixis Repurchase Agreement, Customers Bank Credit Agreement and CIBC Credit Agreement.

Net cash used in investing activities of ($231.5) million was primarily driven by the origination of $205.0 million of mortgage loans and the purchase of $26.3 million of participation interests in mortgage and mezzanine loans originated by affiliates of the Monticello Advisor.

Net cash provided by financing activities of $222.7 million was driven by aggregate borrowings of $253.5 million pursuant to the Natixis Repurchase Agreement, the Customers Bank Credit Agreement, the CIBC Credit Agreement, and the JPM Credit Agreement, in addition to the receipt of $53.6 million in proceeds from the issuance of Class E, Class F-S and Class F-I common shares. The increase in proceeds was offset by $80.7 million in principal repayments on the Company's debt obligations, payment of $0.1 million of debt issuance costs, $0.1 million in common share repurchases and $3.7 million of distributions paid to common shareholders.

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

The table below details the net distribution for each of our share classes for the three months ended March 31, 2026:

Record date	Class E Common Shares (1)	Class F-I Common Shares	Class F-S Common Shares
January 31, 2026	$0.1927	$0.1927	$0.1746
February 28, 2026	0.1927	0.1927	0.1749
March 31, 2026	0.1927	0.1927	0.1750
Total	$0.5781	$0.5781	$0.5245

(1)
Includes distributions on Class E shares held by the Advisors and/or affiliates.

The following table summarizes our distributions declared during the three months ended March 31, 2026 ($ in thousands):

Distributions	Amount	%
Payable in cash	$2,227	62%
Reinvested in shares(1)	1,354	38%
Total distributions	$3,581	100%

Sources of Distributions	Amount	%
Cash flows from operating activities	$3,581	100%
Total sources of distributions	$3,581	100%

Total cash flows from operating activities(2)	$6,662

(1)
Shareholders may elect to have their distributions reinvested in common shares through our distribution reinvestment plan.
(2)
Cash flows from operating activities are supported by expense payments advanced from the Advisors. See Note 10 to our condensed consolidated financial statements in this Form 10-Q.

Net Asset Value and NAV Per Share Calculation

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

The following table provides a breakdown of the major components of our total NAV as of March 31, 2026 ($ in thousands, except per share data):

Components of NAV	March 31, 2026
Cash and cash equivalents	$3,171
Restricted cash	59
Real estate loan investments, at fair value	793,499
Other assets	120
Accrued interest receivable	5,782
Debt obligations, at fair value	(616,063)
Accrued interest and fees payable	(1,723)
Accrued expenses	(2,138)
Operating expenses due to affiliates	(3,276)
Distribution payable	(1,380)
Shareholder servicing fees payable	(69)
Net asset value	$177,980
Number of outstanding shares	7,043,674

The following table reconciles shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheet in accordance with accounting principles generally accepted in the United States of America ("GAAP") to our NAV (dollars in thousands):

$ in Thousands	March 31, 2026
Common shareholder's equity and redeemable common shares	$162,810
Adjustments:
Organization, offering and other advanced operating expenses due to affiliates (1)	11,789
Shareholder servicing fees payable (2)	3,381
Net asset value	$177,980

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
(2)
Under GAAP, an estimate of the full cost of the shareholder servicing fees over the estimated investment period of each shareholder in the applicable share class is accrued as an offering cost at the time of share issuance. For purposes of NAV, we recognize the shareholder servicing fee as a reduction of NAV on a monthly basis.

The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2026 ($ and shares in thousands, except per share data):

NAV per share	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares	Total
Net asset value	$8,783	$127,391	$41,806	$177,980
Number of outstanding shares	346,995	5,038,277	1,658,402	7,043,674
NAV Per Share as of December 31, 2025	$25.31	$25.28	$25.21

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in the 2025 Annual Report filed with the SEC, as amended. As of March 31, 2026, there have been no material changes from the risk factors set forth in Item 1A. Risk Factors in the 2025 Annual Report.

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

During the quarter ended March 31, 2026, 2,054 shares were repurchased pursuant to the Company’s share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amended and Restated Bylaws

Effective May 5, 2026, the board of trustees of the Company adopted amended and restated bylaws of the Company (the “Amended and Restated Bylaws”) to, among other things, provide for the establishment of an affiliate transactions committee and amend certain requirements relating to quorum, voting and consents in lieu of meetings in connection therewith.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Trust of the Company, dated November 7, 2024 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on January 15, 2025 and incorporated by reference herein)

3.2

Third Amended and Restated Declaration of Trust of the Company, dated as of June 30, 2025 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on November 13, 2025 and incorporated by reference herein)

3.3*	Amended and Restated Bylaws of the Company, dated as of May 5, 2026

4.1	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

4.2	Share Repurchase Plan, effective June 30, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2025 and incorporated by reference herein)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BlackRock Monticello Debt Real Estate Investment Trust

May 6, 2026	/s/ Robert P. Karnes
Date	Robert P. Karnes
President (Principal Executive Officer)

May 6, 2026	/s/ Barry W. Szarvas Jr.
Date	Barry W. Szarvas Jr.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)