Form 10-Q/A
period 2026-03-31
BlackRock Monticello Debt Real Estate Investment Trust
filed 2026-05-20
CIK 2049595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from

to

.
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
common shares.

TABLE OF CONTENTS

EXPLANATORY NOTE
PART II.	OTHER INFORMATION	2

ITEM 6.	EXHIBITS	2

EXPLANATORY
NOTE
BlackRock Monticello Debt Real Estate Investment Trust (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2026, which was filed with the Securities and Exchange Commission on May 6, 2026 (the “Form
10-Q”),
for the sole purpose of providing disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as Exhibit 99.1, inadvertently omitted from the Form
10-Q.
In addition, as required by
Rule 12b-15
of the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to
Rule 13a-14(a)
or 15d-14(a)
of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items
307 and 308 of Regulation S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Form
10-Q.
Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Form
10-Q.
This Amendment should be read in conjunction with the Form 10-Q.

1

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

2

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlackRock Monticello Debt Real Estate Investment Trust

May 20, 2026	/s/ Robert P. Karnes
Date	Robert P. Karnes
President (Principal Executive Officer)

May 20, 2026	/s/ Barry W. Szarvas Jr.
Date	Barry W. Szarvas Jr.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

3