Form 10-Q
period 2026-06-30
BlackRock Monticello Debt Real Estate Investment Trust
filed 2026-08-07
CIK 2049595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had the following shares outstanding: 386,835.46580 Class E common shares, 4,918,129.90756 Class F-I common shares, and 5,513,599.37779 Class F-S common shares. There are no outstanding Class S common shares, Class T common shares, Class D common shares, Class I common shares, or Class F-D common shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$5,628	$4,617
Restricted cash	1,623	803
Real estate loan investments, at fair value	900,685	561,965
Accrued interest receivable	7,267	3,801
Other assets	8	329
Total assets	$915,211	$571,515
Liabilities and Equity
Debt obligations, at fair value	$663,511	$443,213
Accrued interest and fees payable	1,843	1,042
Due to affiliates	19,425	11,561
Distribution payable	1,760	1,437
Shareholder servicing fees payable	7,390	1,101
Accrued expenses and other liabilities	16,838	2,115
Total liabilities	$710,767	$460,469

Commitments and contingencies (Note 13)
Redeemable common shares, par value $0.01 per share; 260,080 and 260,080 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (Note 7)	$6,608	$6,531

Equity
Common shares - Class E, par value $0.01 per common share, 103,031 and 50,731 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Common shares - Class F-I, par value $0.01 per common share, 4,907,378 and 4,086,380 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	49	41
Common shares - Class F-S, par value $0.01 per common share, 3,602,401 and 512,386 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	36	5
Additional paid in capital	190,064	106,487
Accumulated earnings (deficit)	7,686	(2,019)
Total equity	$197,836	$104,515
Total liabilities, redeemable common shares and equity	$915,211	$571,515

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Interest income	$17,247	$742	$31,383	$742
Other income	1,267	5	3,610	5
Total revenue	18,514	747	34,993	747
Expenses
Interest and fees on debt obligations	8,363	554	15,825	554
Debt issuance costs	2,124	-	2,875	-
Origination fees payable to advisors	613	-	1,765	-
General and administrative	1,929	191	4,017	191
Performance fees	311	-	432	-
Total expenses	13,340	745	24,914	745
Gains (losses) from operations and financing
Unrealized gain (loss) on real estate loan investments	—	—	—	—
Unrealized gain (loss) on debt obligations	—	—	—	—
Total gain (loss) from operations and financing, net	—	—	—	—
Net income	$5,174	$2	$10,079	$2
Net income per common share, basic and diluted (Note 9)	$0.60	$0.02	$1.35	$0.03
Weighted-average common shares outstanding, basic and diluted (Note 9)	8,630,417	100,080	7,481,672	50,356

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Equity (Unaudited)

(in thousands)

	Redeemable Common Shares (1)	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity

Balance as of December 31, 2025	$6,531	$1	$41	$5	$106,487	$(2,019)	$104,515
Common shares issued	—	—	9	11	52,226	—	$52,246
Offering costs	(30)	—	—	—	(3,079)	—	$(3,079)
Net income (loss)	207	—	—	—	—	4,698	$4,698
Distribution reinvestment	—	—	—	—	1,354	—	$1,354
Distributions declared on common shares(2)	(150)	—	—	—	(3,430)	—	$(3,430)
Common shares repurchased	—	—	—	—	(52)	—	$(52)
Remeasurement of redeemable common shares	25	—	—	—	(25)	—	$(25)
Balance as of March 31, 2026	$6,583	$1	$50	$16	$153,481	$2,679	$156,227
Common shares issued	—	—	11	20	74,301	$—	$74,332
Offering costs	(19)	—	—	—	(4,631)	$—	$(4,631)
Net income (loss)	167	—	—	—	—	$5,007	$5,007
Distribution reinvestment	—	—	—	—	1,619	$—	$1,619
Distributions declared on common shares(2)	(150)	—	—	—	(4,691)	$—	$(4,691)
Common shares repurchased	—	—	(12)	—	(29,988)	$—	$(30,000)
Remeasurement of redeemable common shares	27	—	—	—	(27)	$—	$(27)
Balance as of June 30, 2026	$6,608	$1	$49	$36	$190,064	$7,686	$197,836

________________________

See notes below

	Redeemable Common Shares (1)	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity

Balance at December 31, 2024	$2	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	—	—
Balance at March 31, 2025	$2	$—	$—	$—	$—	$—	$—
Common shares issued	6,500	—	—	—	—	—	—
Net income	—	—	—	—	—	2	2
Remeasurement of redeemable common shares	—	—	—	—	—	—	—
Balance at June 30, 2025	$6,500	$—	$—	$—	$—	$2	$2

(1)
Redeemable common shares pertain to Class E shares purchased by the Advisors or their affiliates. See Note 7.
(2)
For the three and six months ended June 30, 2026, the gross per share distributions declared for common shares were $0.5781 and $1.1562, respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash flows from operating activities
Net income	$10,079	$2
Adjustments to reconcile net income to net cash provided by operating activities
Debt issuance costs	2,875	-
Change in assets and liabilities
(Increase) decrease in accrued interest receivable	(3,466)	(425)
(Increase) decrease in due from affiliate	-	(59)
(Increase) decrease in other assets	321	-
Increase (decrease) in accrued interest payable	801	223
Increase (decrease) in accrued expenses and other liabilities	(277)	216
Increase (decrease) in due to affiliates	4,440	-
Net cash provided by operating activities	14,773	(43)

Cash flow from investing activities
Originations and fundings of real estate loan investments	(338,902)	(127,453)
Principal repayments received on real estate loan investments	182	-
Net cash used in investing activities	(338,720)	(127,453)

Cash flows from financing activities
Proceeds from issuance of common shares	129,551	6,500
Borrowings under debt obligations	371,693	122,320
Repayment of debt obligations	(151,395)	-
Distributions paid	(8,098)	-
Repurchase of common shares	(15,052)	-
Payment of debt issuance costs	(921)	-
Net cash provided by financing activities	325,778	128,820

Net change in cash, cash equivalents and restricted cash	1,831	1,324
Cash, cash equivalents and restricted cash, beginning of period	5,420	2
Cash, cash equivalents and restricted cash, end of period	$7,251	$1,326

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$5,628	$1,326
Restricted cash	1,623	—
Total cash, cash equivalents and restricted cash	$7,251	$1,326

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,962	$316

Non-cash financing activities
Change in accrued debt issuance costs due to affiliates	$1,954	$-
Accrued distributions	$1,760	$-
Change in advanced offering costs due to affiliates	$1,470	$-
Shareholder servicing fees payable	$6,289	$-
Common shares repurchase payable	$15,000
Distribution reinvestment	$2,973	$-

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

Cash and Cash Equivalents: Cash and cash equivalents represent demand deposits held in banks and investments in overnight money market funds. The Company has bank balances that are in excess of federally insured amounts however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. Cash is carried at cost which approximates fair value. In accordance with the fair value hierarchy under Accounting Standards Codification ("ASC") 820, Fair Value Measurements, cash and cash equivalents are considered level 1.

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

Certain operating expenses include other general and administrative costs, debt issuance costs, and other costs. Further, the organization, offering and certain operating expenses include costs and expenses eligible for reimbursement of personnel of the Advisors and their affiliates other than those who provide investment advisory services to us or serve as the Company’s executive officers. The Company will reimburse the Advisors for all such advanced expenses ratably over the 60 months following July 1, 2026, which is the first anniversary of the Initial Retail Closing. As of June 30, 2026 and December 31, 2025, the Company had $12.7 million and $11.0 million, respectively, of certain advanced expenses which will be ratably paid over the 60 months starting July 1, 2026. Certain costs and expenses were eligible for reimbursement but were not asked to be reimbursed by the Advisors for the year ended December 31, 2025 and the three and six months ended June 30, 2026.

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

Note 3. Real Estate Loan Investments, at fair value

The following table summarizes the real estate loan investments, at fair value as of June 30, 2026 and December 31, 2025 ($ in thousands):

Loan Type	Loan Amount (1)	Principal Balance Outstanding	Fair Value	Period-end Weighted Average Rate (2)(3)	Weighted Average Life Remaining (years) (4)
June 30, 2026
Senior loans	$905,250	$813,380	$813,380	7.35%	3.2
Subordinate participation interest(5)	73,791	73,042	73,042	8.18%	3.4
Mezzanine loans(6)	15,564	14,263	14,263	15.72%	2.8
	$994,605	$900,685	$900,685	7.55%	3.2
December 31, 2025
Senior loans	$566,200	$511,237	$511,237	7.43%	3.7
Subordinate participation interest(5)	36,783	36,283	36,283	8.34%	4.1
Mezzanine loans(6)	15,564	14,445	14,445	15.73%	3.8
	$618,547	$561,965	$561,965	7.70%	3.7
(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Generally, real estate loans investments earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. As of June 30, 2026 and December 31, 2025, floating-rate real estate loan investments represented 99.6% and 99.4%, respectively, of the Company's investment portfolio.
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

The following table summarizes the real estate loan investments, at fair value by property type as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Senior housing	$593,955	65.9%	$360,878	64.2%
Multifamily	306,730	34.1%	201,087	35.8%
	$900,685	100.0%	$561,965	100.0%

The following table summarizes the real estate loan investments, at fair value by geographic location as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026		December 31, 2025
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
South	$354,518	39.3%	$292,200	52.0%
West	99,850	11.1%	44,650	8.0%
Midwest	170,433	18.9%	78,833	14.0%
North	234,696	26.1%	146,282	26.0%
Northeast	41,188	4.6%	—	0.0%
	$900,685	100.0%	$561,965	100.0%

Note 4. Debt Obligations, at fair value

The following table presents debt obligations by facility as of June 30, 2026 ($ in thousands):

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Funding Period End Date	Maximum Maturity Date
Natixis Repurchase Agreement(1)	1M SOFR + 1.36%	$500,000	$266,404	$233,596	$233,596	$292,651	6/24/2028	6/24/2030
Customers Bank Credit Agreement(1)	1M SOFR + 2.00%	360,000	48,803	311,197	311,197	398,350	7/30/2028	7/30/2030
CIBC Credit Agreement(1)	1M SOFR + 2.00%	100,000	34,554	65,446	65,446	88,300	10/28/2028	10/28/2030
Nomura Repurchase Agreement (1)	1M SOFR + 2.00%	250,000	234,000	16,000	16,000	20,000	6/4/2029	6/4/2030
ConnectOne Credit Facility (1)	1M SOFR + 3.00%	100,000	88,033	11,967	11,967	14,079	6/1/2029	6/1/2031
		$1,310,000	$671,794	$638,206	$638,206	$813,380

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Revolving Credit Facility	1M SOFR + 1.85%	$42,075	$16,770	$25,305	$25,305	N/A(4)	5/20/2027	5/20/2028
		Total Debt Obligations		$663,511	$663,511

See notes below

The following table presents debt obligations by facility as of December 31, 2025 ($ in thousands):

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Funding Period End Date	Maturity Date
Natixis Repurchase Agreement(1)	1M SOFR + 1.40%	$250,000	$89,296	$160,704	$160,704	$227,515	5/23/2027	5/23/2029
Customers Bank Credit Agreement(1)	1M SOFR + 2.00%	260,000	79,108	180,893	180,893	246,150	7/30/2028	7/30/2030
CIBC Credit Agreement(1)	1M SOFR + 2.00%	100,000	25,104	74,896	74,896	88,300	10/28/2028	10/28/2030
		$610,000	$193,508	$416,493	$416,493	$561,965

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Revolving Credit Facility	1M SOFR + 1.95%	42,075	15,355	26,720	26,720	N/A(4)	5/21/2026	5/21/2027
		Total Debt Obligations		$443,213	$443,213

(1)
Debt obligations are secured by certain real estate loan investments originated in certain of the Company’s special-purpose financing subsidiaries. Certain commercial real estate loan investments have been assigned and pledged as collateral for these arrangements. As of June 30, 2026, the fair value of collateral represents the fair value of only the real estate loan investments which are pledged to secure the borrowings.
(2)
Represents the stated interest rate. Borrowings under the Company’s debt obligations carry interest at one-month Term SOFR plus a spread. On June 30, 2026 and December 31, 2025, one-month Term SOFR was 3.65% and 3.68%, respectively.
(3)
Represents maximum facility size under the initial agreement and remaining available capacity to borrow after taking into account outstanding indebtedness as of June 30, 2026 and December 31, 2025. Debt obligations may provide for increased borrowing capacity subject to the consent of the lender in its sole discretion.
(4)
The Company’s obligations under the JPM Credit Agreement (as defined below) are secured by outstanding capital commitments of the BlackRock Advisor. As of June 30, 2026 and December 31, 2025, the remaining outstanding capital commitment of the BlackRock Advisor was $46.8 million.

Natixis Repurchase Agreement

On May 23, 2025, BLKM I, LLC (the “BLKM I”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (together with the related transaction documents as amended, the “Natixis Repurchase Agreement”), with Natixis, New York Branch (“Natixis”), to finance the acquisition by BLKM I of eligible loans as more particularly described in the Natixis Repurchase Agreement. On June 24, 2026, BLKM I and Natixis entered into that certain First Amendment to Master Repurchase Agreement and Securities Contract (the “Natixis First Amendment”) and that certain Second Amendment to Fee Letter (the “Second Amended Fee Letter” and, together with the Natixis First Amendment, the “June 2026 Amendments”). The June 2026 Amendments further increased the maximum facility amount under the Repurchase Agreement from $250 million to $500 million. The Natixis First Amendment extended the funding expiration date from May 23, 2027 to June 24, 2028, subject to early termination as provided in the Natixis First Amendment. In connection with the Natixis Repurchase Agreement, the Company provided a guaranty (the "Natixis Guaranty"), which may become full recourse to the Company upon the occurrence of certain events, such as material breach of covenants, change of control, or reorganization of the guarantor as described in the Natixis Guaranty. The Natixis Guaranty contains operational covenants, and covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type. The Company was in compliance with all covenants as of June 30, 2026.

Customers Bank Credit Agreement

On July 30, 2025, BLKM III, LLC (“BLKM III”), an indirect wholly owned special-purpose financing subsidiary of the Company, entered into a credit agreement (as it may be amended from time to time, the “Customers Bank Credit Agreement”) with Customers Bank, as lender, account bank and administrative agent (“Customers”), certain other participating lenders, and MonticelloAM Servicing, LLC, as servicer. In connection with the Customers Bank Credit Agreement, the Company provided a guaranty to Customers that may become full recourse to the Company upon the occurrence of certain events, such as an illegal act, fraud, misappropriation of funds, loan recharacterization by any court, inappropriate loan title or challenge, deny or repudiate core transaction documents or lender rights as described in the Customers Bank Credit Agreement. During the three months ended March 31, 2026, the Customers Bank Credit Agreement was amended to increase the maximum aggregate commitment to $360.0 million as may be further increased to an amount as agreed between BLKM III and Customers.

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

The Customers Bank Credit Agreement contains representations, warranties, covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type, in addition to events of default and indemnities that are also customary for an agreement of its type. The Company was in compliance with all covenants as of June 30, 2026.

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

In connection with the CIBC Credit Agreement, the Company provided a limited recourse Guaranty (the “CIBC Guaranty”), which may become full recourse to the Company upon the occurrence of certain events as described in the CIBC Guaranty such as a change in control, bankruptcy, consolidation, fraud or willful misconduct, criminal acts, contest of the enforceability of the loan agreements, or impairing the exercise of lender’s rights.

The CIBC Credit Agreement and the CIBC Guaranty contain representations, warranties, covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type, in addition to events of default and indemnities that are also customary for an agreement of its type. The Company was in compliance with all covenants as of June 30, 2026.

Nomura Repurchase Agreement

On June 4, 2026, BLKM V, LLC (“BLKM V”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, as seller, entered into a master repurchase agreement (as it may be amended from time to time, the “Nomura Repurchase Agreement”) with Nomura Corporate Funding Americas, LLC (“NCFA”). The Nomura Repurchase Agreement provides for asset purchases by NCFA for an initial maximum aggregate purchase price of $250.0 million. The initial maturity date of the Nomura Repurchase Agreement is June 4, 2029, with one twelve-month extension option to June 4, 2030, subject to satisfaction of certain customary conditions. BLKM V’s obligations under the Nomura Repurchase Agreement are secured by a first priority security interest in the purchased assets, and by a pledge of equity interests of BLKM V. Pursuant to the Nomura Repurchase Agreement, borrowings under the Nomura Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR for a one month period, plus a margin as agreed upon by NCFA and BLKM V for each transaction and BLKM V pays a fee on each draw day equal to 25 basis points on the amount funded by the Nomura Repurchase Agreement. In connection with the Nomura Repurchase Agreement, the Company provided a Guaranty (the “Nomura Guaranty”), which may become full recourse to the Company upon the occurrence of certain events as described in the Nomura Guaranty. The Normura Repurchase Agreement and the Normura Guaranty contain representations, warranties, covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type, in addition to events of default and indemnities that are also customary for an agreement of its type. The Company was in compliance with all covenants as of June 30, 2026.

ConnectOne Credit Facility

On June 1, 2026, BLKM VI, LLC (“BLKM VI”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, entered into a credit and security agreement (as it may be amended from time to time, the “ConnectOne Credit Agreement”) as borrower, with ConnectOne Bank, as administrative agent and account bank (“ConnectOne”), the Company, as guarantor, MonticelloAM Servicing, LLC, as servicer, and certain other lenders party thereto. The maximum aggregate commitment under the ConnectOne Credit Agreement is $100.0 million, which may be increased up to a total amount of $150.0 million at BLKM VI’s request subject to the consent of ConnectOne, in its sole discretion and the lenders providing such increase. The ConnectOne Credit Agreement will mature on June 1, 2029, and may be extended by BLKM VI for two additional twelve-month terms subject to the payment of an extension fee and other customary conditions. The ConnectOne Credit Agreement will be secured by a first priority perfected security interest in the assets of BLKM VI, including BLKM VI’s interest in eligible commercial real estate loans, and by a pledge of equity interests of BLKM VI. Advances under the ConnectOne Credit Agreement generally accrue interest at a rate per annum equal to the Term SOFR for a one-month period, subject to a SOFR floor of 3.00% per annum, plus an applicable spread, determined in accordance with the ConnectOne Credit Agreement. Additionally, BLKM VI is required to pay a commitment fee and a non-usage fee in connection with the ConnectOne Credit Agreement. The ConnectOne Credit Agreement contain representations, warranties, covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type, in addition to events of default and indemnities that are also customary for an agreement of its type. The Company was in compliance with all covenants as of June 30, 2026.

JPM Revolving Credit Facility

On May 22, 2025, the Company entered into a revolving credit agreement (as it may be amended from time to time, the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as lender. The JPM Credit Agreement provides for revolving loans of up to a maximum aggregate availability of $42.1 million. The Company’s obligations under the JPM Credit Agreement are secured by outstanding capital commitments of the BlackRock Advisor. The JPM Credit Agreement may be increased to an amount as agreed between the Company and JPM, subject to the consent of JPM and other customary conditions. In addition, at no time may the outstanding obligations under the JPM Credit Agreement exceed 90% of the total uncalled capital commitments of the BlackRock Advisor. The JPM Credit Agreement also contains certain operational covenants customary for agreements of this type. On May 21, 2026, the Company and JPM entered into the First Amendment to the JPM Credit Agreement (the “JPM First Amendment”). Pursuant to the JPM First Amendment, (i) the maturity date of the JPM Credit Agreement is May 21, 2027, which may be extended upon the Company’s request to a date no longer than 12 months after the then-effective maturity date, subject to the consent of JPM and other customary conditions, and (ii) the applicable margin under the JPM Credit Agreement was modified. In addition, the applicable spread was decreased from 1.95% to 1.85%. As of June 30, 2026, the total uncalled capital commitments of the BlackRock Advisor were $46.8 million and obligations under the JPM Credit Agreement were limited to $42.1 million. The Company is permitted to borrow under the JPM Credit Agreement for any purpose permitted under its constituent documents. The Company was in compliance with all covenants as of June 30, 2026.

Counterparty Exposure:

The Company has pledged certain commercial real estate loan investments as collateral for the master repurchase agreements. If a financial institution counterparty were to default on its obligation to return the collateral, the Company would be exposed to potential losses to the extent the fair value of the collateral that the Company has pledged to the counterparty exceeded the amount loaned plus interest due to the counterparty. The following table presents the Company’s net exposure to those counterparties where the amount at risk exceeded 10% of shareholders’ equity as of June 30, 2026 and December 31, 2025 ($ in thousands):

June 30, 2026	Debt Amount Outstanding	Net Counterparty Exposure	Life Remaining (Years)
Natixis Repurchase Agreement	$233,596	$59,055	4.0
Total	$233,596	$59,055

December 31, 2025	Debt Amount Outstanding	Net Counterparty Exposure	Life Remaining (Years)
Natixis Repurchase Agreement	$160,704	$40,383	3.4
Total	$160,704	$40,383

The following table shows the aggregate amount of maturities of our outstanding long-term borrowings over the next five years and thereafter as of June 30, 2026 ($ in thousands):

Year	Debt Obligations(1)
2026	$-
2027	-
2028	219,930
2029	365,831
2030	52,445
Thereafter	-
Total:	$638,206

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

Fair Value Disclosure: The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026
	Level I	Level II	Level III
Financial Assets:
Real estate loan investments, at fair value	$—	$—	$900,685
Financial Liabilities:
Debt obligations, at fair value	$—	$—	$663,511

	December 31, 2025
	Level I	Level II	Level III
Financial Assets:
Real estate loan investments, at fair value	$—	$—	$561,965
Financial Liabilities:
Debt obligations, at fair value	$—	$—	$443,213

The following table summarizes changes in Level III real estate loan investments for the six months ended June 30, 2026 ($ in thousands):

Six Months Ended June 30, 2026

Balance as of December 31, 2025	$561,965
Funding of real estate loan investments	338,902
Principal repayments received on real estate loan investments	(182)
Net unrealized gain (loss) on real estate loan investments	—
Balance as of June 30, 2026	$900,685

The following table summarizes changes in Level III debt obligations for the six months ended June 30, 2026 ($ in thousands):

Six Months Ended June 30, 2026

Balance as of December 31, 2025	$443,213
Proceeds from debt obligations	371,693
Repayments of debt obligations	(151,395)
Net unrealized gain (loss) on debt obligations	-
Balance as of June 30, 2026	$663,511

There were no financial instrument transfers from Level I and II into Level III during the three and six months ended June 30, 2026 and 2025.

The following tables contain the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Impact to valuation from increase in input	Range of Inputs	Weighted Average of Inputs
Financial Assets:
Real estate loan investments	$808,897	Discounted cash flow	Discount Rate	Decrease	6.3%-21.5%	8.3%
Real estate loan investments	91,788	Recent transaction price	Transaction price	N/A	N/A	N/A
Total Real estate loan investments, at fair value	$900,685
Financial Liabilities:
Debt obligations	$663,511	Discounted cash flow	Discount Rate	Decrease	5.0%-6.7%	5.4%
Total Debt obligations, at fair value	$663,511

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Impact to valuation from increase in input	Range of Inputs	Weighted Average of Inputs
Financial Assets:
Real estate loan investments	$405,315	Discounted cash flow	Discount Rate	Decrease	6.4%-15.9%	7.7%
Real estate loan investments	156,650	Recent transaction price	Transaction price	N/A	N/A	N/A
Total Real estate loan investments, at fair value	$561,965
Financial Liabilities:
Debt obligations	$443,213	Discounted cash flow	Discount Rate	Decrease	5.1%-5.7%	5.5%
Total Debt obligations, at fair value	$443,213

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

The following table details the movement of the outstanding common shares for the six months ended June 30, 2026:

	For the Six Months Ended June 30, 2026
	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares
Balance as of December 31, 2025	50,731	4,086,380	512,386
Common shares issued	35,827	908,024	1,138,328
Distribution reinvestment	357	45,927	7,688
Common shares repurchased	—	(2,054)	—
Balance as of March 31, 2026	86,915	5,038,277	1,658,402
Common shares issued	15,768	1,006,324	1,927,435
Distribution reinvestment	348	47,104	16,564
Common shares repurchased	—	(1,184,327)	-
Balance as of June 30, 2026	103,031	4,907,378	3,602,401

Anchor Investors

In July 2025, the Company entered into subscription agreements with certain institutional investors (the “Anchor Investors”), pursuant to which the Anchor Investors purchased Class F‑I shares at prices equal to the most recently determined NAV per share as of the date of purchase totaling $55.0 million (collectively, the “Anchor Investment”). Pursuant to the terms of the applicable subscription agreement related to the Anchor Investment, the Company requested that each Anchor Investor submit a repurchase request, and, during the three months ended June 30, 2026, the Company effected repurchases of a total of 1,184,326.6376 Class F-I shares held by Anchor Investors for approximately $30.0 million. The shares were repurchased at prices equal to the most recently determined NAV per Class F‑I share at the time of repurchase, which was $25.3279 per share for the May 2026 repurchases and $25.3338 per share for the June 2026 repurchases. As of June 30, 2026, the Company had approximately $15.0 million of common shares repurchases payable included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2026, the Anchor Investors collectively owned approximately 1,015,603.17882 Class F-I shares issued in respect of the Anchor Investment with an aggregate NAV of approximately $25.7 million.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares received the same gross distribution per share during the period.

The aggregate and net distributions declared for each applicable class of common shares for the six months ended June 30, 2026 ($ in thousands, except for per share data):

	For the Six Months Ended June 30, 2026
Distributions - Per Share	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares
Aggregate distribution declared per share	$1.1562	$1.1562	$1.1562
Shareholder servicing fee per share	—	—	0.1071
Net distribution declared per share	$1.1562	$1.1562	$1.0491

	For the Six Months Ended June 30, 2026
Distributions - Amount ($ in thousands):	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares
Aggregate distribution declared	$403	$5,885	$2,352
Shareholder servicing fee	—	—	217
Net distribution declared	$403	$5,885	$2,135

There were no aggregate and net distributions declared for the three and six months ended June 30, 2025.

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

As of June 30, 2026, all 260,080 Class E shares issued in respect of the Initial Sponsor Investments are considered redeemable common shares as reflected in the Condensed Consolidated Statement of Changes in Redeemable Common Shares and Equity. These common shares are classified in temporary equity given that the Class E shares held by the Sponsor Investors may be repurchased upon request following the applicable liquidity dates and subject to certain conditions as set forth in the Subscription Amendments.

Redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is determined based on the Company's NAV per share of the applicable share class as of the reporting date. Changes in the fair value of redeemable common shares are recorded to additional paid-in capital. For the three and six months ended June 30, 2026, the total change in the redeemable common shares inclusive of remeasurement was $25 thousand and $0.1 million, respectively. For the three and six months ended June 30, 2025, there was no change in the redeemable common shares inclusive of remeasurement.

The following tables summarize the changes in redeemable common shares as of six months ended June 30, 2026 and June 30, 2025:

Redeemable Common Shares	For the Six Months Ended June 30, 2026
Balance as of December 31, 2025	260,080
Issuance of redeemable common shares	—
Balance as of June 30, 2026	260,080

For the Six Months Ended June 30, 2025
Balance as of December 31, 2024	80
Issuance of redeemable common shares	260,000
Balance as of June 30, 2025	260,080

For the six months ended June 30, 2026, the aggregate net distributions declared for redeemable common shares are below:

Redeemable Common Shares	For the Six Months Ended June 30, 2026
Aggregate distribution declared per share	$1.1562
Shareholder servicing fee per share	—
Net distribution declared per share	$1.1562

There were no aggregate and net distributions declared for redeemable common shares for the six months ended June 30, 2025.

Note 8. Share Repurchase Plan

On March 4, 2025, the board of trustees adopted the Share Repurchase Plan. Pursuant to the Share Repurchase Plan, shareholders may request on a quarterly basis that the Company repurchase all or a portion of their common shares. The Company is not obligated to repurchase any common shares and may choose to repurchase only some, or even none, of the common shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, which will generally be equal to our prior month's NAV per share, except that common shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an "Early Repurchase Deduction"). The one year holding period is measured from the first calendar day of the month in which the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan (the “DRIP”).

The aggregate NAV of total repurchases of all classes under the Share Repurchase Plan will be limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Common shares issued to the Advisors pursuant to the Advisory Agreements (as defined in Note 10) or in connection with the Initial Sponsor Investments will not be subject to these repurchase limitations. There were no repurchases for the three and six months ended June 30, 2025 and three months ended June 30, 2026, pursuant to the Share Repurchase Plan. For the six months ended June 30, 2026, there were $0.1 million in total repurchases under the Share Repurchase Plan. In addition, the Company effected repurchases of Class F-I shares held by Anchor Investors for approximately $30.0 million, which were not subject to the Share Repurchase Plan. See Note 6 - Equity - Anchor Investors.

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

Note 9. Net Income (Loss) Per Common Share

As of June 30, 2026, there were no dilutive instruments impacting net income per common share, therefore there is no difference between basic and diluted net income per common share. Net income per common share for the three and six months ended June 30, 2026 and 2025, respectively, is computed as follows ($ in thousands, except for share and per share data):

For the Three Months Ended June 30, 2026
Basic and Diluted:	Class E (1)	Class F-I	Class F-S	Total
Net income (loss)	$227	$3,443	$1,504	$5,174
Weighted-average common shares outstanding, (basic and diluted)	352,425	5,517,345	2,760,647	8,630,417
Basic and Diluted net income (loss) per common share	$0.65	$0.62	$0.54	$0.60

For the Six Months Ended June 30, 2026
Basic and Diluted:	Class E (1)	Class F-I	Class F-S	Total
Net income (loss)	$501	$7,152	$2,426	$10,079
Weighted-average common shares outstanding, (basic and diluted)	348,370	5,093,226	2,040,076	7,481,672
Basic and Diluted net income (loss) per common share	$1.44	$1.40	$1.19	$1.35

________________________

See notes below

For the Three Months Ended June 30, 2025
Basic and Diluted:	Class E (1)	Class F-I	Class F-S	Total
Net income (loss)	$2	$—	$—	$2
Weighted-average common shares outstanding, (basic and diluted)	100,080	—	—	100,080
Basic and Diluted net income (loss) per common share	$0.02	$—	$—	$0.02

For the Six Months Ended June 30, 2025
Basic and Diluted:	Class E (1)	Class F-I	Class F-S	Total
Net income (loss)	$2	$—	$—	$2
Weighted-average common shares outstanding, (basic and diluted)	50,356	—	—	50,356
Basic and Diluted net income (loss) per common share	$0.03	$—	$—	$0.03

(1)
Class E shares include redeemable common shares issued to the Advisors (See Note 7).

Note 10. Related Party Transactions

The table below presents information regarding due to affiliates as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Accrued Shareholder servicing fee payable	$7,390	$1,101
Total Shareholder servicing fee payable:	$7,390	$1,101

Advanced organization costs(1)	$2,652	$2,484
Advanced offering costs(1)	4,930	3,570
Advanced operating expenses(2)	11,410	5,507
Performance fee payable	433	—
Total Due to affiliates	$19,425	$11,561

(1)
The Company will reimburse the Advisors for certain expenses advanced through July 1, 2026, which is the first anniversary of the Initial Retail Closing of the Private Offering, ratably over the 60 months following July 1, 2026.

(2)
The Company will reimburse the Advisors for certain expenses advanced through July 1, 2026, which is the first anniversary of the Initial Retail Closing of the Private Offering, ratably over the 60 months following July 1, 2026. As of June 30, 2026 and December 31, 2025, certain reimbursable general and administrative expenses included $5.1 million and $4.8 million, respectively, related to certain operating expense reimbursement subjected to the 60 month repayment schedule.

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

The management fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a management fee with respect to the Class E shares. As of June 30, 2026, only Class E, Class F-S and Class F-I shares were issued by the Company, and therefore no management fee was earned or paid to the Advisors for the six months ended June 30, 2026.

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

The performance fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a performance fee on Class E shares. For the three months ended June 30, 2026, the Company incurred $0.3 million in performance fees. For the six months ended June 30, 2026, the Company incurred $0.4 million in performance fees which is payable to the Advisors as of June 30, 2026 and is included as part of due to affiliates on the Condensed Consolidated Balance Sheets. The Company did not incur performance fees for the three and six months ended June 30, 2025.

Organization and Offering Expenses: The Advisors have agreed to advance all of the Company’s organization and offering expenses including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities (but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) through July 1, 2026, which is the first anniversary of the Initial Retail Closing of the Private Offering. The Company will reimburse the Advisors for all such advanced expenses ratably over the 60 months following July 1, 2026 . Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by the Advisors without reimbursement from the Company. During the three and six months ended June 30, 2026, the Advisors did not advance additional organizational expenses. As of June 30, 2026 and December 31, 2025 the Advisors have advanced organizational expenses of $2.7 million and $2.5 million, respectively, which are included as part of due to affiliates on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2026, the Advisors advanced offering costs of $0.6 million and $1.3 million which included $0.5 million and $1.1 million, respectively, of offering costs eligible for reimbursement of the Advisors personnel and its affiliates other than those who provide investment advisory services to us or serve as the Company’s executive officers. As of June 30, 2026 and December 31, 2025, the amount due to Advisors for offering expenses is $4.9 million and $3.6 million, respectively, which is included as part of due to affiliates on the Condensed Consolidated Balance Sheets.

Operating Expense Reimbursement: The Company will reimburse the Advisors and their affiliates for out-of-pocket costs and expenses they incurred in connection with the services they provide, including, but not limited to, (1) the actual cost of goods and services used and obtained, whether payable to an affiliate or a non-affiliated person, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, fees relating to investment valuations and any fees relating to the Company’s operations and administration, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating the Company’s investments, whether payable to an affiliate or a non-affiliated person, (3) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination and financing of investments, whether or not such investments are acquired and (4) expenses of personnel of the Advisors and their affiliates other than those who provide investment advisory services to us or serve as the Company’s executive officers, provided, that the Advisors may be reimbursed for services performed by an executive officer that are outside the scope of such role. As of June 30, 2026 and December 31, 2025, there was $11.4 million and $5.5 million, respectively, in advanced operating expenses which is payable to the Advisors. Included within these balances as of June 30, 2026 and December 31, 2025 are $6.3 million and $2.1 million, respectively, which represent amounts incurred by the Advisors for which the Advisors are entitled to reimbursement. For the three and six months ended June 30, 2026, $0.9 million and $1.9 million, respectively, was incurred by the Advisor for operating expenses which are subject to reimbursement. Certain other costs and expenses were eligible for reimbursement but were not asked to be reimbursed by the Advisors for the year ended December 31, 2025 and the six months ended June 30, 2026.

The Company will reimburse the Advisors for certain expenses advanced through July 1, 2026, which is the first anniversary of the Initial Retail Closing of the Private Offering, ratably over the 60 months following July 1, 2026. Operating expenses incurred after July 1, 2026 are intended to be paid by the Company as incurred. For both the three and six months ended June 30, 2026, the Company incurred $0.3 million of certain general and administrative expenses and debt issuance costs advanced by the Advisors subject to the 60 month repayment. As of June 30, 2026 and December 31, 2025, the amount due to Advisors for such expenses of $5.1 million and $4.8 million, respectively, is included as part of due to affiliates on the Condensed Consolidated Balance Sheets.

Origination Fees: Effective October 16, 2025, the Company receives a pro rata portion (based upon the Company’s investment as a percentage of the whole loan) of origination fees paid by a borrower or its affiliate in connection with the origination of each new loan owned in whole or part by the Company, net of certain fees and/or commissions paid to third parties in respect of the origination of such loans (the “net origination fee”). With respect to each originated loan, the Company pays to the Monticello Advisor an amount equal to one-half of the net origination fee received by the Company in respect of such loan (not to exceed 0.50% of the principal amount thereof, assuming that such loan is fully drawn), and retains for the benefit of the Company any remaining net origination fee in respect of such loan. Any extension fees, exit fees, prepayment fees, loan assumption fees, underwriting fees, administration fees and/or similar fees in respect of loans owned in whole or part by the Company or its subsidiaries are retained by the Advisors. For the three and six months ended June 30, 2026, the Company earned $1.2 million and $3.6 million, respectively, in net origination fees which are recorded within other income on the Condensed Consolidated Statement of Operations. During the three and six months ended June 30, 2026, $0.6 million and $1.8 million, respectively, of the net origination fee income was owed to the Monticello Advisor and recorded within origination fees payable to advisors on the Condensed Consolidated Statement of Operations. No net origination fees were earned by the Company for the three and six months ended June 30, 2025.

In addition, and for the avoidance of doubt, the Company reimburses the Advisors for out-of-pocket expenses in connection with the selection, origination and acquisition of investments, whether or not such investments are acquired. No such expenses were incurred or reimbursed for the three and six months ended June 30, 2026 and 2025.

Fees or Reimbursements for Other Services: The Company may retain certain of the Advisors’ affiliates, from time to time, for services relating to Company investments or operations, which may include, but are not limited to, accounting and administration services, tax services, compliance services, reporting services, capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. Any fees or reimbursements paid to the Advisors’ affiliates for any such services will not reduce the management fee. For the three and six months ended June 30, 2026, the Company incurred $0.3 million and $0.5 million, respectively, in loan servicing fees to MonticelloAM Servicing, LLC, an affiliate to the Monticello Advisor.

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

No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I, Class F-I, Class E shares or on shares of any class purchased under the Company’s DRIP.

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

The Company accrues as an offering cost, the estimated amount of shareholder service fees payable to the Dealer Manager over the estimated investment period of each holder of the respective shares. As of June 30, 2026 and December 31, 2025, accrued shareholder servicing fees were $7.4 million and $1.1 million, respectively. During the three and six months ended June 30, 2026, the Company accrued $4.0 million and $6.4 million, respectively. For both the three and six months ended June 30, 2026, the Company paid $0.1 million in shareholder servicing fees.

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

The Company and its direct subsidiary, BLKM Funding (TRS) LLC, have made a joint election to treat the subsidiary as a TRS. As such, the TRS is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon its taxable income. As of June 30, 2026, no valuation allowance was established.

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

Note 13. Commitments and Contingencies

As of June 30, 2026, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Real Estate Loan Commitments

As of June 30, 2026, the Company had $93.9 million of unfunded commitments related to real estate loan investments. The timing and amounts of future loan fundings under these commitments are uncertain as these commitments may relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining tenors of these loans.

Note 14. Subsequent Events

The Company has evaluated the impact of all subsequent events through the date the condensed consolidated financial statements were available for issuance.

Private Offering

In connection with the Company’s continuous private offering, on July 1, 2026, the Company sold an aggregate of 1,873,541.8118 common shares for consideration of approximately $47.5 million to third party investors and one or more officers, trustees, directors or employees of the Company’s investment advisers or their affiliates. The sale consisted of 706,171.2021 of Class F-I shares, 1,143,793.44 of Class F-S shares, and 23,577.17 of Class E shares for total consideration of approximately $17.9 million, $28.8 million and $0.6 million, respectively, net of applicable upfront selling commissions and dealer manager fees.

Additionally, on August 3, 2026, the Company sold an aggregate of 1,060,552.7919 common shares for consideration of approximately $26.9 million to third party investors of the Company. The sale consisted of 302,784.0351 of Class F-I and 757,768.7568 of Class F-S for consideration of approximately $7.7 million and $19.1 million, respectively, net of applicable upfront selling commissions and dealer manager fees. The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

Anchor Investors

Subsequent to June 30, 2026, pursuant to the terms of the applicable subscription agreement related to the Anchor Investment, the Company requested that each Anchor Investor submit a repurchase request related to the remaining 1,015,603.1788 Class F‑I shares held by such Anchor Investors (see Note 6. Equity - Anchor Investors). Following such requests, the Company repurchased the remaining 1,015,603.1788 Class F-I shares from the Anchor Investors for aggregate consideration of approximately $25.7 million, at a price equal to the applicable NAV per Class F‑I share of $25.3481. These repurchases were not subject to the Company's Share Repurchase Plan, including applicable volume limitations or early repurchase deductions. Following the completion of these repurchases, the Anchor Investors no longer held any ownership interest in the Company.

Dividends

On July 31, 2026, the Company declared distributions for each class of its common shares in the amount per share set forth below:

Actual	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class F-I Common Shares	$74,543	$-	$74,543
Class E Common and Redeemable Shares	$1,085,084	$-	$1,085,084
Class F-S Common Shares	$916,449	$84,945	$831,504

Per Share	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class F-I Common Shares	$0.1927	$—	$0.1927
Class E Common and Redeemable Shares	$0.1927	$—	$0.1927
Class F-S Common Shares	$0.1927	$0.0178	$0.1749

Customers Bank Credit Agreement Amendment

On July 22, 2026 BLKM III and BLKM III (TRS-SUB), LLC (“BLKM III TRS”), an indirect wholly owned special-purpose financing subsidiary of the Company, entered into the Fifth Amendment to the Customers Bank Credit Agreement, pursuant to which the maximum aggregate commitment was increased from $360.0 million to $410.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “BlackRock Monticello Debt Real Estate Investment Trust,” “Company,” “we,” “us,” or “our” refer to BlackRock Monticello Debt Real Estate Investment Trust and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended, the “2025 Annual Report”), filed with U.S. Securities and Exchange Commission (the "SEC").

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
•
since there is no public trading market for our common shares, repurchase of common shares by us will likely be the only way to dispose of your shares. Our Share Repurchase Plan (the “Share Repurchase Plan”) provides shareholders with the opportunity to request that we repurchase their common shares on a quarterly basis, but we are not obligated to repurchase any common shares and may choose to repurchase only some, or even none, of our common shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of trustees may make exceptions to, modify and suspend our Share Repurchase Plan if, in its reasonable determination, it deems such action to be in our best interest. As a result, our common shares should be considered as having only limited liquidity and at times may be illiquid;
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

To a lesser extent, we expect to invest in publicly traded real estate related debt or securities, private real estate-related debt, and other securities, including collateralized loan obligations and/or cash and cash equivalent investments (collectively, the "Liquid Investments Portfolio").

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

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Quarterly Report on Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and qualify as a REIT.

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

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. See below for a summary of the accounting policy election for the fair value option for real estate loan investments and our debt obligations which we believe is most affected by our judgments, estimates, and assumptions. Also refer to Note 2 – “Significant Accounting Policies” within the condensed consolidated financial statements for further descriptions of such accounting policies.

Fair Value Option

The guidance in Accounting Standards Codification 825 provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of real estate loan investments for which the fair value option is elected, origination fees, up-front fees and costs related to the origination or acquisition of the real estate loan investments are immediately expensed in earnings as incurred. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected, if any, are also reported in earnings. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees. Similarly, for the Company's debt obligations, debt issuance costs are immediately expensed in earnings.

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

Q2 2026 Highlights

Capital Activity and Distributions

•
Raised approximately $74.3 million of gross proceeds from the issuance of common shares, in addition to $1.6 million of distributions reinvested in the Company's common shares during the three months ended June 30, 2026.
•
Declared gross distributions totaling approximately $4.8 million for the three months ended June 30, 2026, of which $1.6 million was reinvested.
•
Requested, in accordance with subscription agreements with certain institutional investors (the “Anchor Investors”), and effected repurchases of Class F-I shares held by Anchor Investors. See Note 6 - Equity.

Investing Activity

•
Originated five floating rate senior commercial real estate loan investments with a total commitment amount of approximately $116.7 million and total outstanding principal amount of $96.2 million for the three months ended June 30, 2026.
•
Invested in three loan participations with a total commitment amount of $10.8 million, and total outstanding principal amount of $10.5 million for the three months ended June 30, 2026.
•
Partial repayments received of $0.2 million for the three months ended June 30, 2026.

Financing Activity

•
Nomura Repurchase Facility: Entered into a master repurchase agreement (as it may be amended from time to time, the “Nomura
Repurchase Agreement”) with Nomura Corporate Funding Americas, LLC, as buyer (“NCFA”). The Nomura Repurchase
Agreement provides for asset purchases by NCFA for an initial maximum aggregate purchase price of $250.0 million. The initial maturity date of the Nomura Repurchase Agreement is June 4, 2029, with one twelve-month extension option to June 4, 2030, subject to satisfaction of certain customary conditions.
•
ConnectOne Credit Facility: Entered into a credit and security agreement (as it may be amended from time to time, the
“ConnectOne Credit Agreement”) with ConnectOne Bank, as administrative agent and account bank (“ConnectOne”), the
Company, as guarantor, MonticelloAM Servicing, LLC, as servicer, and certain other lenders party thereto. The maximum aggregate commitment under the ConnectOne Credit Agreement is $100.0 million, which may be increased up to a total amount of $150.0 million at the request of BLKM VI, LLC (“BLKM VI”), an indirect subsidiary of the Company, as borrower, subject to the consent of ConnectOne, in its sole discretion and the lenders providing such increase. The ConnectOne Credit Agreement will mature on June 1, 2029, and may be extended by BLKM VI for two additional twelve-month terms subject to the payment of an extension fee and other customary conditions.
•
Natixis Repurchase Facility: Amended the Master Repurchase Agreement and Securities Contract (together with the related transaction documents as amended, the “Natixis Repurchase Agreement”) with Natixis, New York Branch (“Natixis”) to increase the maximum facility amount under the Natixis Repurchase Agreement to $500 million and to extend the funding expiration date to June 24, 2028.
•
JPM Credit Agreement: Entered into the First Amendment (the “JPM First Amendment”) to the revolving credit agreement (as it may be amended from time to time, the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as lender. Pursuant to the JPM First Amendment, (i) the maturity date of the JPM Credit Agreement was extended to May 2027, which may be extended upon the Company’s request to a date no longer than 12 months after the then-effective maturity date, subject to the consent of JPM and other customary conditions, and (ii) the applicable margin under the JPM Credit Agreement was modified. In addition, the applicable spread was decreased from 1.95% to 1.85%.
•
Received proceeds from borrowings of $371.7 million from our debt obligations.
•
Repaid $151.4 million of borrowing from our debt obligations.

Portfolio

As of June 30, 2026, the Company had 26 senior commercial real estate loan investments with total commitments of $905.3 million and total outstanding principal amount of $813.4 million and invested in 15 loan participations, including 12 subordinate participation interests in floating rate mortgage loans, 2 participations in variable rate mezzanine loans, and 1 participation interest in a fixed rate mezzanine loan for a total commitment amount of $89.4 million and total outstanding principal amount of $87.3 million. As of June 30, 2026, the weighted average occupancy rate of the properties securing the real estate loan investments that comprised the portfolio was 86%.

Portfolio Summary ($ in thousands)
Segment	Loan Count	# of Properties(1)	# of Beds	Total Investment Assets Outstanding(2)	Average Investment Size	Total Equity Investment Allocation ($)	As-Is LTV(3)	Current Debt Yield(4)
Senior Housing (SH)	32	130	16,688	$593,955	$19,676	$201,312	67.7%	16.1%
Multifamily (MF)	9	9	2,021	306,730	36,022	61,167	73.6%	6.0%
Total / Weighted Avg.	41	139	18,709	$900,685	$23,098	$262,479	69.6%	12.7%

(1)
Properties securing real estate loan investments.
(2)
At fair value as of June 30, 2026.
(3)
The As-Is Loan-to-value (“As-Is LTV”) is based on the appraised as-is values for each asset. As-Is LTV represents the portfolio's weighted average loan-to-value ratio, calculated using each property's appraised as-is value and total loan commitment at closing. Loan-to-value (LTV) is calculated by dividing the total loan commitment by the property's appraised as-is value and expressed as a percentage.
(4)
Current Debt Yield represents the portfolio's weighted average debt yield, calculated using each property's most recently available annualized financials and total loan commitment. Debt yield is calculated by dividing a property's annual net operating income (NOI) by the total loan commitment and expressed as a percentage. For newly originated loans without reported financials, the debt yield prior to loan closing is used.

The following table details the statistics of our Loan Portfolio as of June 30, 2026:

Property Type	Location	Origination Date(1)	Stated Interest Rate(2)	Loan Amount(3)	Current Principal Outstanding	Fair Value	Payment Terms(4)	Current Maturity Date	Maximum Maturity Date(5)
Multifamily	Illinois	6/26/2026	1M SOFR + 2.70%	28,600	28,600	28,600	Monthly, I/O	7/1/2028	7/1/2031
Senior Housing(6)	New York	6/11/2026	1M SOFR + 4.50%	6,108	6,108	6,108	Monthly, I/O-A	6/11/2028	6/11/2029
Senior Housing	New Hampshire	6/8/2026	1M SOFR + 3.05%	27,000	20,000	20,000	Monthly, I/O-A	6/8/2028	12/8/2028
Multifamily	New York	6/4/2026	1M SOFR + 4.65%	21,650	14,079	14,079	Monthly, I/O	6/1/2028	12/1/2028
Senior Housing	Illinois	6/1/2026	1M SOFR + 4.05%	29,000	23,000	23,000	Monthly, I/O-A	6/1/2028	6/1/2029
Multifamily	Texas	5/28/2026	1M SOFR + 3.25%	10,500	10,500	10,500	Monthly, I/O	6/1/2028	6/1/2030
Senior Housing(6)	Massachusetts	5/21/2026	1M SOFR + 3.80%	1,000	1,000	1,000	Monthly, I/O-A	5/21/2028	5/21/2029
Senior Housing(6)	Washington	4/1/2026	1M SOFR + 3.90%	3,649	3,400	3,400	Monthly, I/O-A	4/1/2029	4/1/2030
Senior Housing(6)	Maryland	3/31/2026	1M SOFR + 4.55%	20,000	20,000	20,000	Monthly, I/O-A	3/31/2029	3/31/2030
Senior Housing	Washington	3/27/2026	1M SOFR + 4.25%	40,000	40,000	40,000	Monthly, I/O-A	3/27/2029	9/27/2029
Senior Housing(6)	New Jersey	3/26/2026	1M SOFR + 4.75%	2,000	2,000	2,000	Monthly, I/O-A	11/30/2027	5/30/2028
Senior Housing(6)	New York	2/27/2026	1M SOFR + 4.25%	4,250	4,250	4,250	Monthly, I/O-A	8/27/2028	2/27/2029
Senior Housing	Colorado	2/4/2026	1M SOFR + 4.85%	11,300	11,300	11,300	Monthly, I/O-A	2/4/2029	2/4/2029
Senior Housing	Illinois	1/23/2026	1M SOFR + 4.15%	44,000	40,000	40,000	Monthly, I/O-A	1/23/2029	1/23/2029
Multifamily	Florida	1/15/2026	1M SOFR + 2.65%	52,000	52,000	52,000	Monthly, I/O	2/1/2029	2/1/2031
Senior Housing	Pennsylvania	1/14/2026	1M SOFR + 3.85%	75,000	61,700	61,700	Monthly, I/O-A	1/14/2029	1/14/2030
Senior Housing	South Carolina	12/31/2025	1M SOFR + 3.75%	19,300	19,300	19,300	Monthly, I/O-A	1/1/2028	1/1/2029
Senior Housing	Kentucky	12/31/2025	1M SOFR + 3.85%	13,650	11,150	11,150	Monthly, I/O-A	1/1/2029	1/1/2029
Senior Housing	Pennsylvania	12/29/2025	1M SOFR + 3.90%	14,300	12,800	12,800	Monthly, I/O-A	12/29/2027	12/29/2028
Senior Housing(6)	Florida	12/19/2025	1M SOFR + 3.75%	2,300	2,300	2,300	Monthly, I/O-A	12/19/2027	12/19/2028
Senior Housing	Illinois	12/17/2025	1M SOFR + 3.75%	60,000	52,000	52,000	Monthly, I/O-A	12/17/2027	12/17/2028
Multifamily	Texas	12/10/2025	1M SOFR + 3.00%	30,500	28,700	28,700	Monthly, I/O	1/1/2028	1/1/2031
Multifamily	California	12/4/2025	1M SOFR + 2.75%	30,400	30,400	30,400	Monthly, I/O	1/1/2028	1/1/2030
Senior Housing(6)	Illinois	11/26/2025	1M SOFR + 3.95%	2,092	2,000	2,000	Monthly, I/O-A	11/26/2028	11/26/2029
Senior Housing	Wisconsin, Ohio	10/31/2025	1M SOFR + 3.85%	28,500	23,500	23,500	Monthly, I/O-A	4/30/2028	10/31/2028
Senior Housing(6)	Virginia	10/30/2025	1M SOFR + 4.50%	20,000	20,000	20,000	Monthly, I/O-A	10/30/2028	10/30/2030
Senior Housing	California	9/30/2025	1M SOFR + 3.85%	19,750	14,750	14,750	Monthly, I/O-A	9/30/2027	9/30/2028
Senior Housing(6)	New York	8/29/2025	1M SOFR + 4.85%	2,150	2,150	2,150	Monthly, I/O-A	9/20/2026	9/20/2027
Multifamily	Virginia	8/27/2025	1M SOFR + 2.80%	37,850	35,130	35,130	Monthly, I/O	10/1/2027	10/1/2030
Senior Housing	Rhode Island, Massachusetts	8/20/2025	1M SOFR + 4.40%	70,000	54,000	54,000	Monthly, I/O-A	8/20/2027	8/20/2028

Senior Housing	North Carolina	8/13/2025	1M SOFR + 4.25%	13,400	13,400	13,400	Monthly, I/O-A	8/13/2028	8/13/2029
Senior Housing	Kentucky	8/7/2025	1M SOFR + 3.95%	25,350	19,250	19,250	Monthly, I/O-A	8/7/2028	8/7/2028
Senior Housing	North Carolina	8/6/2025	1M SOFR + 4.45%	45,600	45,600	45,600	Monthly, I/O-A	8/6/2027	8/6/2028
Senior Housing	North Carolina	8/6/2025	1M SOFR + 4.45%	44,900	44,900	44,900	Monthly, I/O-A	8/6/2027	8/6/2028
Senior Housing(7)	New York	8/4/2025	FIXED 14.50%	4,344	3,475	3,475	Monthly, I/O-A	8/4/2029	8/4/2029
Senior Housing(6)	New York	6/26/2025	1M SOFR + 4.25%	8,618	8,500	8,500	Monthly, I/O-A	6/26/2028	6/26/2028
Senior Housing(7)	North Carolina	6/27/2025	1M SOFR + 12.13%	6,000	5,818	5,818	Monthly, I/O-A	6/27/2028	6/27/2029
Multifamily	Florida	6/6/2025	1M SOFR + 2.65%	41,500	41,500	41,500	Monthly, I/O	7/1/2028	7/1/2030
Senior Housing(7)	Kentucky	6/6/2025	1M SOFR + 11.74%	5,220	4,970	4,970	Monthly, I/O-A	12/6/2028	12/6/2028
Senior Housing(6)	Wisconsin	5/30/2025	1M SOFR + 4.55%	1,623	1,333	1,333	Monthly, I/O-A	5/30/2027	5/30/2028
Multifamily	Maryland	5/29/2025	1M SOFR + 2.65%	71,200	65,821	65,821	Monthly, I/O	6/1/2027	6/1/2030
				$994,605	$900,685	$900,685

(1)
Origination date represents the date the loan investment was initially originated or acquired by us.
(2)
Represents the stated interest rate on the whole loan. Unless otherwise noted, mortgage loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. On June 30, 2026, the one-month Term SOFR was 3.65%. For investments in subordinate participation interests in mortgage loans, the Company's subordinate interests are held through junior participations in the respective mortgage loans originated by affiliated entities. The Company is entitled to its pro-rata share of interest per the respective participation agreements. The stated interest rate is of the loan originated by the affiliated entity.
(3)
Loan amount consists of outstanding principal balance plus unfunded loan commitments for each loan.
(4)
Payment terms are interest only (I/O), or initially interest only and amortize at a future period in accordance with the terms of the respective agreements (I/O-A).There are no loans with liens or with principal amounts or interest in delinquency as of June 30, 2026.
(5)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are typically subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(6)
Investment is a subordinate participation interest in a mortgage loan originated by affiliates of the Monticello Advisor.
(7)
Investment is a participation interest in a mezzanine loan originated by affiliates of the Monticello Advisor.

Results of Operations

The following table sets forth information regarding our Condensed Consolidated Results of Operations for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Interest income	$17,247	$742	$31,383	$742
Other income	1,267	5	3,610	5
Total revenue	18,514	747	34,993	747
Expenses
Interest and fees on debt obligations	8,363	554	15,825	554
Debt issuance costs	2,124	-	2,875	-
Origination fees payable to advisors	613	-	1,765	-
General and administrative	1,929	191	4,017	191
Performance fees	311	-	432	-
Total expenses	13,340	745	24,914	745
Gains (losses) from operations and financing
Unrealized gain (loss) on real estate loan investments	—	—	—	—
Unrealized gain (loss) on debt obligations	—	—	—	—
Total gain (loss) from operations and financing, net	—	—	—	—
Net income	$5,174	$2	$10,079	$2
Net income per common share, basic and diluted (Note 9)	$0.60	$0.02	$1.35	$0.03
Weighted-average common shares outstanding, basic and diluted (Note 9)	8,630,417	100,080	7,481,672	50,356

The Company was formed on November 7, 2024 and the initial retail closing occurred on July 1, 2025 (the "Initial Retail Closing"). As such, results of operations from the three and six months ended June 30, 2025 period are not comparable to the three and six months ended June 30, 2026.

Revenues

During the three and six months ended June 30, 2026, revenues totaled approximately $18.5 million and $35.0 million, respectively, consisting of interest income on our real estate loan investments. Other income pertained primarily to approximately $1.2 million and $3.5 million, respectively, in loan origination fees for the three and six months ended June 30, 2026.

Expenses

Interest and fees on debt obligations

During the three and six months ended June 30, 2026, interest and fees on debt obligations were approximately $8.4 million and $15.8 million, respectively, consisting of primarily interest expense and other minimum utilization fees on our debt obligations.

Debt issuance costs

During the three and six months ended June 30, 2026, the Company incurred approximately $2.1 million and $2.9 million of debt issuance costs which was primarily related to commitment and other legal costs associated with the new debt obligations as well as upsizing of existing debt obligations. As the Company has elected the fair value option for debt obligations, debt issuance costs are immediately reflected in the Condensed Consolidated Statement of Operations and the costs became the Company's liability upon the Initial Retail Closing. Certain debt issuance costs were advanced by the Company's Advisors and will be subject to reimbursement by the Company in accordance with its policy for organization, offering and certain operating expenses as disclosed in Note 2 - "Significant Accounting Policies" to our condensed consolidated financial statements in this Form 10-Q.

Origination fees payable to the advisors

During the three and six months ended June 30, 2026, the Company incurred approximately $0.6 million and $1.8 million, respectively, of net origination fees due to the advisors as defined in Note 10.

General and administrative

During the three and six months ended June 30, 2026, the Company incurred approximately $1.9 million and $4.0 million, respectively, of general and administrative costs, which were related to professional fees, trustee fees and costs associated with personnel of the Advisors and their affiliates other than those who provide investment advisory services to the Company. Certain general and administrative expenses were also advanced by the Company's Advisors and will be subject to reimbursement by the Company in accordance with its policy for organization, offering and certain operating expenses as disclosed in Note 2 - "Significant Accounting Policies" to our condensed consolidated financial statements in this Form 10-Q.

Performance and management fees

During the three and six months ended June 30, 2026, the Company incurred approximately $0.3 million and $0.4 million, respectively, of performance fees due to the Advisors.

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

The BlackRock Advisor and Monticello Capital Partners, LLC, an affiliate of the Monticello Advisor (the "Monticello Investor"), have agreed to purchase from us an aggregate amount of not less than $50.0 million, in the case of the BlackRock Advisor, and $3.3 million in the case of the Monticello Investor, in each case, in Class E shares of the Company, at a price per share equal to the Company’s most recently determined NAV of its Class E shares. As of June 30, 2026, the remaining capital commitment of the BlackRock Advisor was $46.8 million and the Monticello Investor has fully funded its commitment. We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) existing borrowing facilities and any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

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

As of June 30, 2026, certain subsidiaries of the Company have entered into two Master Repurchase Agreements and Securities Contracts for a total maximum capacity of $750.0 million, three Credit Agreements for a total maximum capacity of $610.0 million, and a revolving credit agreement with a borrowing capacity of $42.1 million secured by outstanding commitments of the BlackRock Advisor. As of June 30, 2026, the Company has $663.5 million in outstanding debt. See Note 4 – “Debt Obligations, at fair value” to our condensed consolidated financial statements in this Form 10-Q.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities. The following table summarizes amounts available under these sources as of June 30, 2026 ($ in thousands):

June 30, 2026
Cash and cash equivalents	$5,628
Unutilized borrowing capacity - repurchase agreements	671,794
Available borrowings on revolving credit facilities(1)	16,770
Total liquidity and capital resources	$694,192

(1)
Excludes the remaining capital commitment of the BlackRock Advisor in the amount of $46.8 million.

Cash Flows - For the six months ended June 30, 2026

We experienced a $1.8 million net increase in cash and cash equivalents during the six months ended June 30, 2026, reflecting cash provided by operating activities of $14.8 million, cash used in investing activities of ($338.7) million, and cash provided by financing activities of $325.8 million.

Net cash provided by operating activities of $14.8 million was driven by an increase in interest income from the origination of 11 new mortgage loans and 6 participation interests in mortgage loans. Interest income was offset by an increase in interest expense primarily on the Company's increased borrowings on debt obligations as a result of new loan originations.

Net cash used in investing activities of ($338.7) million was primarily driven by the origination of $301.2 million of mortgage loans and the purchase of $36.8 million of participation interests in mortgage and mezzanine loans originated by affiliates of the Monticello Advisor.

Net cash provided by financing activities of $325.8 million was driven by aggregate borrowings of $371.7 million pursuant to the repurchase and credit debt obligations, in addition to the receipt of $129.6 million in proceeds from the issuance of Class E, Class F-S and Class F-I common shares. The increase in proceeds was offset by $151.4 million in principal repayments on the Company's debt obligations, payment of $1.0 million of debt issuance costs, $15.1 million in common share repurchases and $8.1 million of distributions paid to common shareholders.

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

The table below details the net distribution for each of our share classes for the six months ended June 30, 2026:

Record date	Class E Common Shares (1)	Class F-I Common Shares	Class F-S Common Shares
January 31, 2026	$0.1927	$0.1927	$0.1746
February 28, 2026	0.1927	0.1927	0.1749
March 31, 2026	0.1927	0.1927	0.1750
April 30, 2026	0.1927	0.1927	0.1749
May 31, 2026	0.1927	0.1927	0.1748
June 30, 2026	0.1927	0.1927	0.1749
Total	$1.1562	$1.1562	$1.0491

(1)
Includes distributions on Class E shares held by the Advisors and/or affiliates.

The following table summarizes our distributions declared during the six months ended June 30, 2026 ($ in thousands):

Distributions	Amount	%
Payable in cash	$5,449	65%
Reinvested in shares(1)	2,972	35%
Total distributions	$8,421	100%

Sources of Distributions	Amount	%
Cash flows from operating activities	$8,421	100%
Total sources of distributions	$8,421	100%

Total cash flows from operating activities(2)	$14,773

(1)
Shareholders may elect to have their distributions reinvested in common shares through our distribution reinvestment plan (the “DRIP”).
(2)
Cash flows from operating activities are supported by expense payments advanced from the Advisors. See Note 10 to our condensed consolidated financial statements in this Form 10-Q.

Net Asset Value and NAV Per Share Calculation

Each class of our common shares will have an undivided interest in our assets and liabilities, other than class-specific fees and expenses, such as shareholder servicing fees, the management fee and the performance fee. In accordance with the valuation guidelines, our fund Administrator (the “Administrator”) will calculate our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) Loan Portfolio and Liquid Investments Portfolio investments and other investments owned by us and (2) any other assets and liabilities. Because shareholder servicing fees, the management fee and the performance fee allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our classes of shares may differ.

Our NAV for each class of common shares is calculated by our Administrator with the assistance of the Advisors based on the valuations of our investments, the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including, as applicable with respect to any particular class of shares, the accrual of any management fees and performance fees to the Advisors, and will also include the deduction of any ongoing shareholder servicing fees specifically applicable to such class of common shares. The Advisors review and approve the NAV.

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

Net portfolio income and unrealized/realized gains on assets and liabilities for any month will be allocated proportionately among the share classes according to the respective NAVs of the classes, inclusive of the impact of the additional issuances and repurchases of our common shares (including additional shares issued via the DRIP) executed at the beginning of the month.

The following table provides a breakdown of the major components of our total NAV as of June 30, 2026 ($ in thousands, except per share data):

Components of NAV	June 30, 2026
Cash and cash equivalents	$5,628
Restricted cash	1,623
Real estate loan investments, at fair value	900,685
Other assets	8
Accrued interest receivable	7,267
Debt obligations, at fair value	(663,511)
Accrued interest and fees payable	(1,843)
Accrued expenses and other liabilities	(16,838)
Operating expenses due to affiliates	(6,745)
Distribution payable	(1,760)
Shareholder servicing fees payable	(113)
Net asset value	$224,400
Number of outstanding shares	8,872,891

The following table reconciles shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheet in accordance with GAAP to our NAV (dollars in thousands):

$ in Thousands	June 30, 2026
Common shareholder's equity and redeemable common shares	$204,444
Adjustments:
Organization, offering and other advanced operating expenses due to affiliates (1)	12,680
Shareholder servicing fees payable (2)	7,277
Net asset value	$224,401

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

The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2026 ($ and shares in thousands, except per share data):

NAV per share	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares	Total
Net asset value	$9,225	$124,393	$90,782	$224,400
Number of outstanding shares	363,111	4,907,378	3,602,401	8,872,891
NAV Per Share as of June 30, 2026	$25.41	$25.35	$25.20

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in the 2025 Annual Report filed with the SEC, as amended. As of June 30, 2026, there have been no material changes from the risk factors set forth in Item 1A. Risk Factors in the 2025 Annual Report.

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

During the quarter ended June 30, 2026, no shares were repurchased pursuant to the Company’s Share Repurchase Plan. During the quarter ended June 30, 2026, 1,184,326.63767 shares were requested to be repurchased by the Company, pursuant to the Company’s subscription agreements with the Anchor Investors.

Month	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(3)	Repurchases as a Percentage of NAV(4)
May 2026	592,232.28140	$25.3279	-	-	7.7%
June 2026	592,094.35627	$25.3338	-	-	7.3%
Total	1,184,326.63767
(1)
Shares were repurchased from the Anchor Investors at the Company’s request, pursuant to the Company’s subscription agreements with the Anchor Investors, under which the Anchor Investors purchased Class F-I shares at prices equal to the most recently determined
NAV per share as of the date of purchase totaling $55.0 million (collectively, the “Anchor Investment”). Such Class F-I shares issued in respect of the Anchor Investment are not subject to the Share Repurchase Plan.
(2)
Excludes repurchases relating to the Anchor Investment.
(3)
All repurchase requests under the Share Repurchase Plan were satisfied.
(4)
Represents aggregate NAV of the shares repurchased over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

3.3	Amended and Restated Bylaws of the Company, dated as of May 5, 2026 (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2026 and incorporated by reference herein)

4.1	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on March 14, 2025 and incorporated by reference herein)

4.2	Share Repurchase Plan, effective June 30, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2025 and incorporated by reference herein)

10.1+

First Amendment to Revolving Credit Agreement, dated May 21, 2026, between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2026 and incorporated by reference herein)

10.2+

Credit and Security Agreement, dated June 1, 2026, by and among BLKM VI, LLC, as borrower, the Company, as guarantor, ConnectOne Bank, as administrative agent and account bank, MonticelloAM Servicing, LLC, as servicer, and each of the lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2026 and incorporated by reference herein)

10.3+

Master Repurchase Agreement, dated June 4, 2026, by and among BLKM V, LLC, as seller, Nomura Corporate Funding Americas, LLC, as buyer, and any additional sellers from time to time party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2026 and incorporated by reference herein)

10.4+

Guaranty, dated June 4, 2026, made by the Company for the benefit of Nomura Corporate Funding Americas, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 5, 2026 and incorporated by reference herein)

10.5+

First Amendment to Master Repurchase Agreement and Securities Contract, dated June 24, 2026, by and among BLKM I, LLC, as seller, the Company, as guarantor, and Natixis, New York Branch as buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2026 and incorporated by reference herein)

10.6+**

Amendment No. 5 to Credit Agreement dated July 22, 2026, by and among BLKM III, LLC, BLKM III (TRS-SUB), LLC, Customers Bank, BlackRock Monticello Debt Real Estate Investment Trust, and MonticelloAM Servicing, LLC

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Portions of this exhibit have been omitted pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K

** Filed herewith

*** Furnished herewith

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

BlackRock Monticello Debt Real Estate Investment Trust

August 7, 2026	/s/ Robert P. Karnes
Date	Robert P. Karnes
President (Principal Executive Officer)

August 7, 2026	/s/ Barry W. Szarvas Jr.
Date	Barry W. Szarvas Jr.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)