Form 10-Q
period 2026-09-30
BlackRock Monticello Debt Real Estate Investment Trust
filed 2026-11-10
CIK 2049595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the registrant had the following shares outstanding: 397,608.40321 Class E common shares, 5,993,042.79732 Class F-I common shares, 7,315,189.19870 Class F-S common shares, 136,051.80048 Class I common shares, and 639,699.76303 Class S common shares. There are no outstanding Class T common shares, Class D common shares, or Class F-D common shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$13,900	$4,617
Restricted cash	146	803
Real estate loan investments, at fair value	987,284	561,965
Accrued interest receivable	8,343	3,801
Other assets	13	329
Total assets	$1,009,686	$571,515
Liabilities and Equity
Debt obligations, at fair value	$682,277	$443,213
Accrued interest and fees payable	2,806	1,042
Due to affiliates	23,584	11,561
Distribution payable	2,254	1,437
Shareholder servicing fees payable	13,288	1,101
Accrued expenses and other liabilities	2,203	2,115
Total liabilities	$726,412	$460,469

Commitments and contingencies (Note 13)
Redeemable common shares, par value $0.01 per share; 260,080 and 260,080 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (Note 7)	$6,658	$6,531

Equity
Common shares - Class E, par value $0.01 per common share, 129,371 and 50,731 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Common shares - Class F-I, par value $0.01 per common share, 5,336,932 and 4,086,380 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	53	41
Common shares - Class F-S, par value $0.01 per common share, 6,513,162 and 512,386 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	65	5
Additional paid in capital	276,443	106,487
Accumulated earnings (deficit)	54	(2,019)
Total equity	$276,616	$104,515
Total liabilities, redeemable common shares and equity	$1,009,686	$571,515

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Interest income	$21,069	$5,241	$52,452	$5,983
Other income	1,187	29	4,797	34
Total revenue	22,256	5,270	57,249	6,017
Expenses
Interest and fees on debt obligations	10,070	2,593	25,895	3,148
Debt issuance costs	334	2,055	3,199	2,055
Organizational costs	—	2,139	—	2,139
Origination fees payable to advisors	569	—	2,333	—
General and administrative	1,834	959	5,861	1,149
Performance fees	2,146	—	2,579	—
Management fees	519	—	519	—
Total expenses	15,472	7,746	40,386	8,491
Gains (losses) from operations and financing
Unrealized gain (loss) on real estate loan investments	—	—	—	—
Unrealized gain (loss) on debt obligations	—	—	—	—
Total gain (loss) from operations and financing, net	—	—	—	—
Net income (loss)	$6,784	$(2,476)	$16,863	$(2,474)
Net income (loss) per common share, basic and diluted (Note 9)	$0.60	$(0.77)	$1.92	$(2.23)
Weighted-average common shares outstanding, basic and diluted (Note 9)	11,278,364	3,195,808	8,761,143	1,110,362

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Equity (Unaudited)

(in thousands)

	Redeemable Common Shares (1)	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity

Balance as of December 31, 2025	$6,531	$1	$41	$5	$106,487	$(2,019)	$104,515
Common shares issued	—	—	9	11	52,226	—	52,246
Offering costs	(30)	—	—	—	(3,079)	—	(3,079)
Net income (loss)	207	—	—	—	—	4,698	4,698
Distribution reinvestment	—	—	—	—	1,354	—	1,354
Distributions declared on common shares(2)	(150)	—	—	—	—	(3,430)	(3,430)
Common shares repurchased	—	—	—	—	(52)	—	(52)
Remeasurement of redeemable common shares	25	—	—	—	(25)	—	(25)
Balance as of March 31, 2026	$6,583	$1	$50	$16	$156,911	$(751)	$156,227
Common shares issued	—	—	11	20	74,301	—	74,332
Offering costs	(19)	—	—	—	(4,631)	—	(4,631)
Net income (loss)	167	—	—	—	—	5,007	5,007
Distribution reinvestment	—	—	—	—	1,619	—	1,619
Distributions declared on common shares(2)	(150)	—	—	—	—	(4,691)	(4,691)
Common shares repurchased	—	—	(12)	—	(29,988)	—	(30,000)
Remeasurement of redeemable common shares	27	—	—	—	(27)	—	(27)
Balance as of June 30, 2026	$6,608	$1	$49	$36	$198,185	$(435)	$197,836
Common shares issued	—	—	14	29	108,057	—	108,100
Offering costs	(11)	—	—	—	(6,562)	—	(6,562)
Net income (loss)	220	—	—	—	—	6,564	6,564
Distribution reinvestment	—	—	—	—	2,488	—	2,488
Distributions declared on common shares(2)	(150)	—	—	—	—	(6,075)	(6,075)
Common shares repurchased	—	—	(10)	—	(25,734)	—	(25,744)
Remeasurement of redeemable common shares	(9)	—	—	—	9	—	9
Balance as of September 30, 2026	$6,658	$1	$53	$65	$276,443	$54	$276,616

________________________

See notes below

	Redeemable Common Shares (1)	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity

Balance at December 31, 2024	$2	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	—	—
Balance at March 31, 2025	$2	$—	$—	$—	$—	$—	$—
Common shares issued	6,500	—	—	—	—	—	—
Net income	2	—	—	—	—	—	—
Remeasurement of redeemable common shares	—	—	—	—	—	—	—
Balance at June 30, 2025	$6,504	$—	$—	$—	$—	$—	$—
Common shares issued	—	1	33	—	84,384	—	84,418
Offering costs	(248)	—	—	—	(2,183)	—	(2,183)
Net income (loss)	(298)	—	—	—	—	(2,178)	(2,178)
Distribution reinvestment	—	—	1	—	398	—	399
Distributions declared on common shares	(150)	—	—	—	(1,700)	—	(1,700)
Remeasurement of redeemable common shares	703	—	—	—	(703)	—	(703)
Balance at September 30, 2025	$6,511	$1	$34	$—	$80,196	$(2,178)	$78,053

(1)
Redeemable common shares pertain to Class E shares purchased by the Advisors or their affiliates. See Note 7.
(2)
For the three and nine months ended September 30, 2026, the gross per share distributions declared for common shares were $0.5781 and $1.7343, respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash flows from operating activities
Net income (loss)	$16,863	$(2,474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Debt issuance costs	3,199	2,055
Change in assets and liabilities
(Increase) decrease in accrued interest receivable	(4,542)	(2,190)
(Increase) decrease in other assets	316	—
Increase (decrease) in accrued interest payable	1,764	640
Increase (decrease) in accrued expenses and other liabilities	88	478
Increase (decrease) in due to affiliates	8,246	2,811
Net cash provided by operating activities	25,934	1,320

Cash flow from investing activities
Originations and fundings of real estate loan investments	(483,809)	(359,719)
Principal repayments received on real estate loan investments	58,490	—
Net cash used in investing activities	(425,319)	(359,719)

Cash flows from financing activities
Proceeds from issuance of common shares	234,678	90,918
Borrowings under debt obligations	505,859	351,600
Repayment of debt obligations	(266,795)	(80,000)
Distributions paid	(8,368)	(748)
Repurchase of common shares	(55,796)	—
Payment of offering costs	(312)	—
Payment of debt issuance costs	(1,255)	(490)
Net cash provided by financing activities	408,011	361,280

Net change in cash, cash equivalents and restricted cash	8,626	2,881
Cash, cash equivalents and restricted cash, beginning of period	5,420	2
Cash, cash equivalents and restricted cash, end of period	$14,046	$2,883

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$13,900	$2,883
Restricted cash	146	—
Total cash, cash equivalents and restricted cash	$14,046	$2,883

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,035	$2,471

Non-cash financing activities
Accrued debt issuance costs due to affiliates	$1,944	$1,565
Accrued distributions	2,254	704
Change in advanced offering costs due to affiliates	1,833	2,431
Shareholder servicing fees payable	12,499	—
Distribution reinvestment	5,461	399

See accompanying notes to condensed consolidated financial statements.

BlackRock Monticello Debt Real Estate Investment Trust

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

BlackRock Monticello Debt Real Estate Investment Trust (the “Company”) was formed on November 7, 2024 as a Maryland statutory trust. The Company’s sponsors are BlackRock, Inc. (“BlackRock”) and MONTICELLOAM, LLC (together with its affiliates, “Monticello”) (each, a “Sponsor”, and together, the “Sponsors”). BlackRock Financial Management, Inc. (the “BlackRock Advisor”), an affiliate of BlackRock, and MONTICELLOAM, LLC (in its capacity as investment adviser to the Company, the “Monticello Advisor”), serve as the external advisors to the Company (each, an “Advisor” and, together, the “Advisors”).

The Company seeks to (1) provide shareholders with current income in the form of regular, stable cash distributions in order to achieve an attractive distribution yield; (2) preserve and protect shareholders’ invested capital by focusing on high-quality real estate assets that typically have current cash flow and/or limited business plan risk; (3) reduce downside risk through conservative loan-to-value ratios against high-quality real estate assets with meaningful borrower equity or implied equity; and (4) provide an investment alternative for shareholders seeking to allocate a portion of their investment portfolios to real estate loan investments with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

The Company’s primary investment strategy is to originate, acquire, finance, manage and dispose of a portfolio consisting primarily of real estate loan investments, including senior mortgage loans, subordinated debt and other similar investments. The real estate loans are secured by properties located in the United States and include, without limitation, seniors housing, multifamily and other commercial real estate assets. To a lesser extent, the Company invests in publicly traded real estate-related debt or securities, private real estate-related debt, and other securities, including collateralized loan obligations and/or cash equivalent investments.

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

In the condensed consolidated financial statements as of and for the three months ended September 30, 2026, the Company made an immaterial correction to the classification of distributions declared on common shares of $3.4 million and $4.7 million for the three months ended March 31, 2026 and June 30, 2026, respectively, from additional paid-in capital to accumulated earnings (deficit).

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

Cash and Cash Equivalents: Cash and cash equivalents represent demand deposits held in banks and investments in overnight money market funds. The Company has bank balances that are in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. Cash is carried at cost which approximates fair value. In accordance with the fair value hierarchy under Accounting Standards Codification ("ASC") 820, Fair Value Measurements, cash and cash equivalents are considered Level 1.

Restricted Cash: The Company maintains cash balances that are restricted as to use, including amounts held in reserve accounts or margin accounts in connection with our debt obligations.

Fair Value Option: The Company has elected the fair value option for certain eligible financial assets and liabilities including real estate loan investments and the Company's debt obligations. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of NAV per share used to determine the prices at which investors can purchase and redeem common shares of the Company.

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

Redeemable Common Shares: The Company classifies common shares held by the Advisors or their respective affiliates as redeemable common shares on the Condensed Consolidated Balance Sheets at the greater of their carrying amount or their redemption value. Changes in the fair value of redeemable common shares are recorded to additional paid-in capital. Redeemable common shares are also presented as temporary equity in the Condensed Consolidated Balance Sheets as they may be repurchased outside the control of the Company following applicable liquidity dates and subject to certain conditions in accordance with the shareholder’s respective subscription agreement. See Note 7.

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

Income Taxes: The Company has elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is subject to several organizational and operational requirements including that it must distribute at least 90% of its REIT taxable income to its shareholders each year. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

Organization, Offering, and Operating Expenses: The organization and offering expenses include the legal costs of structuring and forming the Company, drafting of governing documents, drafting of service provider agreements, and legal and accounting fees related to the Company’s various filings with the U.S. Securities and Exchange Commission (the “SEC”). Other organization and offering costs include printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager (as defined in Note 10) in the performance of wholesaling activities, but exclude upfront selling commissions and dealer manager fees. Operating expenses include general and administrative expenses incurred by the Company.

Organization, offering, and operating expenses also include certain expenses that are reimbursable to the Advisors. These expenses include eligible expenses and personnel-related costs incurred by the Advisors and their affiliates, excluding costs attributable to personnel providing investment advisory services to the Company or serving as the Company's executive officers.

Organization and operating expenses are recognized in earnings within the Condensed Consolidated Statements of Operations as incurred. Offering costs are recorded as a reduction of equity within the Condensed Consolidated Statements of Changes in Redeemable Common Shares and Equity.

The Advisors advanced the Company's organization, offering, and certain operating expenses incurred through July 1, 2026, the first anniversary of the initial closing on July 1, 2025 (the "Initial Retail Closing") of the Company's continuous, blind pool private offering (the "Private Offering"), which included investors other than the Sponsors and the Advisors. See Note 10.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, real estate loan investments and interest receivable. The Company may place cash in excess of insured amounts with high-quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics.

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

Note 3. Real Estate Loan Investments, at fair value

The following table summarizes the real estate loan investments, at fair value as of September 30, 2026 and December 31, 2025 ($ in thousands):

Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Period-end Weighted Average Rate(2)	Weighted Average Life Remaining (years)(3)
September 30, 2026
Senior loans	$956,100	$878,372	$878,372	7.28%	3.1
Subordinate participation interests(4)	90,612	89,720	89,720	8.08%	3.3
Mezzanine loans(5)	19,995	19,192	19,192	15.64%	3.0
	$1,066,707	$987,284	$987,284	7.51%	3.1
December 31, 2025
Senior loans	$566,200	$511,237	$511,237	7.43%	3.7
Subordinate participation interests(4)	36,783	36,283	36,283	8.34%	4.1
Mezzanine loans(5)	15,564	14,445	14,445	15.73%	3.8
	$618,547	$561,965	$561,965	7.70%	3.7
(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Generally, real estate loan investments earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. As of September 30, 2026 and December 31, 2025, floating-rate real estate loan investments represented 99.5% and 99.4%, respectively, of the Company's investment portfolio. Floating-rate loans are subject to index floors.
(3)
Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions, as defined in the respective loan agreement.
(4)
For investments in subordinate participation interest in mortgage loans, the Company's subordinate interests are held through junior participations in respective mortgage loans originated by affiliated entities. The Company is entitled to its pro rata share of interest per the respective participation agreements. The interest rate used as part of the period-end weighted average rate is of the loan originated by the affiliated entity.
(5)
Investments are participation interests in mezzanine loans originated by affiliates of the Monticello Advisor.

The following table summarizes the real estate loan investments, at fair value by property type as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Senior housing	$628,062	63.6%	$360,878	64.2%
Multifamily	359,222	36.4%	201,087	35.8%
	$987,284	100.0%	$561,965	100.0%

The following table summarizes the real estate loan investments, at fair value by geographic location as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026		December 31, 2025
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
South	$514,585	52.1%	$357,557	63.6%
West	99,850	10.1%	44,650	8.0%
Midwest	177,608	18.0%	78,833	14.0%
Northeast	190,241	19.3%	80,925	14.4%
Various(1)	5,000	0.5%	—	0.0%
	$987,284	100.0%	$561,965	100.0%
(1)
Various includes senior housing and multifamily with multiple geographic regions throughout the United States.

Note 4. Debt Obligations, at fair value

The following table presents debt obligations by facility as of September 30, 2026 ($ in thousands):

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Funding Period End Date	Maximum Maturity Date
Natixis Repurchase Agreement(1)	1M SOFR + 1.35%	$500,000	$226,924	$273,076	$273,076	$342,483	6/24/2028	6/24/2030
Customers Bank Credit Agreement(1)	1M SOFR + 2.00%	410,000	119,954	290,046	290,046	404,350	7/30/2028	7/30/2030
CIBC Credit Agreement(1)	1M SOFR + 2.00%	100,000	29,879	70,121	70,121	94,800	10/28/2028	10/28/2030
Nomura Repurchase Agreement (1)	1M SOFR + 2.00%	250,000	234,000	16,000	16,000	20,000	6/4/2029	6/4/2030
ConnectOne Credit Facility (1)	1M SOFR + 3.00%	100,000	85,771	14,229	14,229	16,739	6/1/2029	6/1/2031
		$1,360,000	$696,528	$663,472	$663,472	$878,372

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Revolving Credit Facility	1M SOFR + 1.85%	$42,075	$23,270	$18,805	$18,805	N/A(4)	5/20/2027	5/20/2028
		Total Debt Obligations		$682,277	$682,277

See notes below

The following table presents debt obligations by facility as of December 31, 2025 ($ in thousands):

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Funding Period End Date	Maturity Date
Natixis Repurchase Agreement(1)	1M SOFR + 1.40%	$250,000	$89,296	$160,704	$160,704	$227,515	5/23/2027	5/23/2029
Customers Bank Credit Agreement(1)	1M SOFR + 2.00%	260,000	79,108	180,893	180,893	246,150	7/30/2028	7/30/2030
CIBC Credit Agreement(1)	1M SOFR + 2.00%	100,000	25,104	74,896	74,896	88,300	10/28/2028	10/28/2030
		$610,000	$193,508	$416,493	$416,493	$561,965

Description	Stated Interest Rate(2)	Maximum Facility Size(3)	Available Capacity(3)	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Revolving Credit Facility	1M SOFR + 1.95%	42,075	15,355	26,720	26,720	N/A(4)	5/21/2026	5/21/2027
		Total Debt Obligations		$443,213	$443,213

(1)
Debt obligations are secured by certain real estate loan investments originated in certain of the Company’s special-purpose financing subsidiaries. Certain commercial real estate loan investments have been assigned and pledged as collateral for these arrangements. As of September 30, 2026, the fair value of collateral represents the fair value of only the real estate loan investments which are pledged to secure the borrowings.
(2)
Represents the stated interest rate. Borrowings under the Company’s debt obligations carry interest at one-month Term SOFR plus a spread. On September 30, 2026 and December 31, 2025, one-month Term SOFR was 3.91% and 3.68%, respectively.
(3)
Represents maximum facility size under the initial agreement and remaining available capacity to borrow after taking into account outstanding indebtedness as of September 30, 2026 and December 31, 2025. Debt obligations may provide for increased borrowing capacity subject to the consent of the lender in its sole discretion.
(4)
The Company’s obligations under the JPM Credit Agreement (as defined below) are secured by outstanding capital commitments of the BlackRock Advisor. As of September 30, 2026 and December 31, 2025, the remaining outstanding capital commitment of the BlackRock Advisor was $46.8 million.

Natixis Repurchase Agreement

On May 23, 2025, BLKM I, LLC (“BLKM I”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (together with the related transaction documents as amended, the “Natixis Repurchase Agreement”), with Natixis, New York Branch (“Natixis”), to finance the acquisition by BLKM I of eligible loans as more particularly described in the Natixis Repurchase Agreement. On June 24, 2026, BLKM I and Natixis entered into that certain First Amendment to Master Repurchase Agreement and Securities Contract (the “Natixis First Amendment”) and that certain Second Amendment to Fee Letter (the “Second Amended Fee Letter” and, together with the Natixis First Amendment, the “June 2026 Amendments”). The June 2026 Amendments further increased the maximum facility amount under the Natixis Repurchase Agreement from $250 million to $500 million. The Natixis First Amendment extended the funding expiration date from May 23, 2027 to June 24, 2028, subject to early termination as provided in the Natixis First Amendment. In connection with the Natixis Repurchase Agreement, the Company provided a guaranty (the "Natixis Guaranty"), which may become full recourse to the Company upon the occurrence of certain events, such as material breach of covenants, change of control, or reorganization of the guarantor as described in the Natixis Guaranty. The Natixis Guaranty contains operational covenants, and covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type. The Company was in compliance with all covenants as of September 30, 2026.

Customers Bank Credit Agreement

On July 30, 2025, BLKM III, LLC (“BLKM III”), an indirect wholly-owned, special-purpose financing subsidiary of the Company, entered into a credit agreement (as it may be amended from time to time, the “Customers Bank Credit Agreement”) with Customers Bank, as lender, account bank and administrative agent (“Customers”), certain other participating lenders, and MonticelloAM Servicing, LLC, as servicer. In connection with the Customers Bank Credit Agreement, the Company provided a guaranty to Customers that may become full recourse to the Company upon the occurrence of certain events, such as an illegal act, fraud, misappropriation of funds, loan recharacterization by any court, inappropriate loan title or challenge, deny or repudiate core transaction documents or lender rights as described in the Customers Bank Credit Agreement. During the three months ended September 30, 2026, the Customers Bank Credit Agreement was amended to increase the maximum aggregate commitment from $360.0 million to $410.0 million as may be further increased to an amount as agreed between BLKM III and Customers.

BLKM III’s obligations under the Customers Bank Credit Agreement are secured by all right, title and interest in seniors housing commercial real estate loans of BLKM III. The Customers Bank Credit Agreement funding period end date is July 30, 2028, subject to early repayment and customary events of default. Advances under the Customers Bank Credit Agreement generally accrue interest at a rate per annum equal to the Term SOFR for a one-month period plus a margin as agreed upon by Customers and BLKM III for each transaction. Additionally, the Company pays a commitment fee calculated as a percentage of the maximum facility amount. The fee is paid on the date of each advance until paid in full, and any remaining unpaid fee is due and payable one year following the closing date of the Customers Bank Credit Agreement.

The Customers Bank Credit Agreement contains representations, warranties, covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type, in addition to events of default and indemnities that are also customary for an agreement of its type. The Company was in compliance with all covenants as of September 30, 2026.

CIBC Credit Agreement

On October 28, 2025, BLKM IV, LLC (“BLKM IV”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, as borrower, entered into a revolving credit agreement (as it may be amended from time to time, the “CIBC Credit Agreement”) with CIBC Bank USA (“CIBC”), as lender and administrative agent, and certain other lenders party thereto. The CIBC Credit Agreement provides for revolving loans of up to an initial maximum amount of $100.0 million, which may be increased up to a maximum of $250.0 million at BLKM IV’s request subject to the consent of CIBC and the other lenders, in their sole discretion. The maturity date of the CIBC Credit Agreement is October 28, 2028, and is subject to two one-year extensions, at BLKM IV’s request and subject to the payment of an extension fee and other customary conditions. Advances under the CIBC Credit Agreement generally accrue interest at a rate per annum equal to the Term SOFR for a one-month period plus a margin as agreed upon by CIBC and BLKM IV for each transaction.

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

The CIBC Credit Agreement and the CIBC Guaranty contain representations, warranties, covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type, in addition to events of default and indemnities that are also customary for an agreement of its type. The Company was in compliance with all covenants as of September 30, 2026.

Nomura Repurchase Agreement

On June 4, 2026, BLKM V, LLC (“BLKM V”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, as seller, entered into a master repurchase agreement (as it may be amended from time to time, the “Nomura Repurchase Agreement”) with Nomura

Corporate Funding Americas, LLC (“NCFA”). The Nomura Repurchase Agreement provides for asset purchases by NCFA for an initial maximum aggregate purchase price of $250.0 million. The initial maturity date of the Nomura Repurchase Agreement is June 4, 2029, with one twelve-month extension option to June 4, 2030, subject to satisfaction of certain customary conditions. BLKM V’s obligations under the Nomura Repurchase Agreement are secured by a first priority security interest in the purchased assets, and by a pledge of equity interests of BLKM V. Pursuant to the Nomura Repurchase Agreement, borrowings under the Nomura Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR for a one-month period, plus a margin as agreed upon by NCFA and BLKM V for each transaction and BLKM V pays a fee on each draw day based on the amount funded by the Nomura Repurchase Agreement. In connection with the Nomura Repurchase Agreement, the Company provided a Guaranty (the “Nomura Guaranty”), which may become full recourse to the Company upon the occurrence of certain events as described in the Nomura Guaranty. The Nomura Repurchase Agreement and the Nomura Guaranty contain representations, warranties, covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type, in addition to events of default and indemnities that are also customary for an agreement of its type. The Company was in compliance with all covenants as of September 30, 2026.

ConnectOne Credit Facility

On June 1, 2026, BLKM VI, LLC (“BLKM VI”), an indirect, wholly-owned special-purpose financing subsidiary of the Company, entered into a credit and security agreement (as it may be amended from time to time, the “ConnectOne Credit Agreement”) as borrower, with ConnectOne Bank, as administrative agent and account bank (“ConnectOne”), the Company, as guarantor, MonticelloAM Servicing, LLC, as servicer, and certain other lenders party thereto. The maximum aggregate commitment under the ConnectOne Credit Agreement is $100.0 million, which may be increased up to a total amount of $150.0 million at BLKM VI’s request subject to the consent of ConnectOne, in its sole discretion, and the lenders providing such increase. The ConnectOne Credit Agreement will mature on June 1, 2029, and may be extended by BLKM VI for two additional twelve-month terms subject to the payment of an extension fee and other customary conditions. The ConnectOne Credit Agreement will be secured by a first priority perfected security interest in the assets of BLKM VI, including BLKM VI’s interest in eligible commercial real estate loans, and by a pledge of equity interests of BLKM VI. Advances under the ConnectOne Credit Agreement generally accrue interest at a rate per annum equal to the Term SOFR for a one-month period, subject to a SOFR floor of 3.00% per annum, plus an applicable spread, determined in accordance with the ConnectOne Credit Agreement. Additionally, BLKM VI is required to pay a commitment fee and a non-usage fee in connection with the ConnectOne Credit Agreement. The ConnectOne Credit Agreement contains representations, warranties, covenants to maintain certain financial ratios and liquidity amounts customary for agreements of this type, in addition to events of default and indemnities that are also customary for an agreement of its type. The Company was in compliance with all covenants as of September 30, 2026.

JPM Revolving Credit Facility

On May 22, 2025, the Company entered into a revolving credit agreement (as it may be amended from time to time, the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as lender. The JPM Credit Agreement provides for revolving loans of up to a maximum aggregate availability of $42.1 million. The Company’s obligations under the JPM Credit Agreement are secured by outstanding capital commitments of the BlackRock Advisor. The JPM Credit Agreement may be increased to an amount as agreed between the Company and JPM, subject to the consent of JPM and other customary conditions. In addition, at no time may the outstanding obligations under the JPM Credit Agreement exceed 90% of the total uncalled capital commitments of the BlackRock Advisor. The JPM Credit Agreement also contains certain operational covenants customary for agreements of this type. On May 21, 2026, the Company and JPM entered into the First Amendment to the JPM Credit Agreement (the “JPM First Amendment”). Pursuant to the JPM First Amendment, (i) the maturity date of the JPM Credit Agreement is May 20, 2027, which may be extended upon the Company’s request to a date no longer than 12 months after the then-effective maturity date, subject to the consent of JPM and other customary conditions, and (ii) the applicable margin under the JPM Credit Agreement was modified. In addition, the applicable spread was decreased from 1.95% to 1.85%. As of September 30, 2026, the total uncalled capital commitments of the BlackRock Advisor were $46.8 million and obligations under the JPM Credit Agreement were limited to $42.1 million. The Company is permitted to borrow under the JPM Credit Agreement for any purpose permitted under its constituent documents. The Company was in compliance with all covenants as of September 30, 2026.

Counterparty Exposure:

The Company has pledged certain commercial real estate loan investments as collateral for the master repurchase agreements. If a financial institution counterparty were to default on its obligation to return the collateral, the Company would be exposed to potential losses to the extent the fair value of the collateral that the Company has pledged to the counterparty exceeded the amount loaned plus interest due to the counterparty. The following table presents the Company’s net exposure to those counterparties where the amount at risk exceeded 10% of shareholders’ equity as of September 30, 2026 and December 31, 2025 ($ in thousands):

September 30, 2026	Debt Amount Outstanding	Net Counterparty Exposure	Life Remaining (Years)
Natixis Repurchase Agreement	$273,076	$69,407	3.7
Total	$273,076	$69,407

December 31, 2025	Debt Amount Outstanding	Net Counterparty Exposure	Life Remaining (Years)
Natixis Repurchase Agreement	$160,704	$40,383	3.4
Total	$160,704	$40,383

The following table shows the aggregate amount of maturities of our outstanding long-term borrowings over the next five years and thereafter as of September 30, 2026 ($ in thousands):

Year	Debt Obligations(1)
2026	$—
2027	—
2028	150,441
2029	172,210
2030	340,821
Thereafter	—
Total:	$663,472

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

Fair Value Disclosure: The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026
	Level I	Level II	Level III
Financial Assets:
Real estate loan investments, at fair value	$—	$—	$987,284
Financial Liabilities:
Debt obligations, at fair value	$—	$—	$682,277

	December 31, 2025
	Level I	Level II	Level III
Financial Assets:
Real estate loan investments, at fair value	$—	$—	$561,965
Financial Liabilities:
Debt obligations, at fair value	$—	$—	$443,213

The following table summarizes changes in Level III real estate loan investments for the nine months ended September 30, 2026 ($ in thousands):

Nine Months Ended September 30, 2026

Balance as of December 31, 2025	$561,965
Funding of real estate loan investments	483,809
Principal repayments received on real estate loan investments	(58,490)
Net unrealized gain (loss) on real estate loan investments	—
Balance as of September 30, 2026	$987,284

The following table summarizes changes in Level III debt obligations for the nine months ended September 30, 2026 ($ in thousands):

Nine Months Ended September 30, 2026

Balance as of December 31, 2025	$443,213
Proceeds from debt obligations	505,859
Repayments of debt obligations	(266,795)
Net unrealized gain (loss) on debt obligations	—
Balance as of September 30, 2026	$682,277

There were no financial instrument transfers from Levels I and II into Level III during the three and nine months ended September 30, 2026 and 2025.

The following tables contain the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Impact to valuation from increase in input	Range of Inputs	Weighted Average of Inputs
Financial Assets:
Real estate loan investments	$969,784	Discounted cash flow	Discount Rate	Decrease	6.6%-19.8%	8.4%
Real estate loan investments	17,500	Recent transaction price	Transaction price	N/A	N/A	N/A
Total Real estate loan investments, at fair value	$987,284
Financial Liabilities:
Debt obligations	$682,277	Discounted cash flow	Discount Rate	Decrease	5.2%-6.9%	5.7%
Total Debt obligations, at fair value	$682,277

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Impact to valuation from increase in input	Range of Inputs	Weighted Average of Inputs
Financial Assets:
Real estate loan investments	$405,315	Discounted cash flow	Discount Rate	Decrease	6.4%-15.9%	7.7%
Real estate loan investments	156,650	Recent transaction price	Transaction price	N/A	N/A	N/A
Total Real estate loan investments, at fair value	$561,965
Financial Liabilities:
Debt obligations	$443,213	Discounted cash flow	Discount Rate	Decrease	5.1%-5.7%	5.5%
Total Debt obligations, at fair value	$443,213

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

The following table details the movement of the outstanding common shares for the nine months ended September 30, 2026:

	For the Nine Months Ended September 30, 2026
	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares
Balance as of December 31, 2025	50,731	4,086,380	512,386
Common shares issued	35,827	908,024	1,138,328
Distribution reinvestment	357	45,927	7,688
Common shares repurchased	—	(2,054)	—
Balance as of March 31, 2026	86,915	5,038,277	1,658,402
Common shares issued	15,768	1,006,324	1,927,435
Distribution reinvestment	348	47,104	16,564
Common shares repurchased	—	(1,184,327)	—
Balance as of June 30, 2026	103,031	4,907,378	3,602,401
Common shares issued	25,538	1,386,073	2,872,024
Distribution reinvestment	802	59,084	38,737
Common shares repurchased	—	(1,015,603)	—
Balance as of September 30, 2026	129,371	5,336,932	6,513,162

Anchor Investors

In July 2025, the Company entered into subscription agreements with certain institutional investors (the “Anchor Investors”), pursuant to which the Anchor Investors purchased an aggregate of $55.0 million of Class F-I shares at the then-current NAV per share (the “Anchor Investment”). In accordance with the terms of the applicable subscription agreements, the Company requested that each Anchor Investor submit a repurchase request for its Class F-I shares acquired in connection with the Anchor Investment. During the three and nine months ended September 30, 2026, the Company repurchased an aggregate Class F-I shares of 1,015,603.1788 and 2,199,929.81638, respectively, from the Anchor Investors for total consideration of approximately $25.7 million and $55.7 million, respectively. The repurchases were effected at prices equal to the most recently determined NAV per Class F-I share at the applicable repurchase dates. As of September 30, 2026, no Class F-I shares issued in connection with the Anchor Investment remained outstanding.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares received the same gross distribution per share during the period.

The aggregate and net distributions declared for each applicable class of common shares for the nine months ended September 30, 2026 ($ in thousands, except for per share data):

	For the Nine Months Ended September 30, 2026
Distributions - Per Share	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares
Aggregate distribution declared per share	$1.7343	$1.7343	$1.7343
Shareholder servicing fee per share	—	—	0.1607
Net distribution declared per share	$1.7343	$1.7343	$1.5736

	For the Nine Months Ended September 30, 2026
Distributions - Amount ($ in thousands):	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares
Aggregate distribution declared	$627	$8,950	$5,588
Shareholder servicing fee	—	—	518
Net distribution declared	$627	$8,950	$5,070

There were no aggregate and net distributions declared for the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2026, the Company incurred offering costs of $0.5 million and $1.8 million, respectively, included in the Condensed Consolidated Statement of Changes in Redeemable Common Shares and Equity. Additionally, during the three and nine months ended September 30, 2026, the Company accrued $5.9 million and $12.2 million, respectively, of shareholder servicing fees. See Note 10.

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

On October 16, 2025, the Company entered into each of (i) Amendment No. 2 to the subscription agreement, by and between the Company and the BlackRock Advisor (the “BlackRock Subscription Amendment”), and (ii) Amendment No. 1 to the subscription agreement (the “Monticello Subscription Amendment” and, together with the BlackRock Subscription Amendment, the “Subscription Amendments”), by and between the Company and the Monticello Investor, pursuant to which each of the Sponsor Investors agreed not to submit for repurchase any Class E shares issued to it in respect of their respective Initial Sponsor Investments until December 31, 2028 (the “Sponsor Liquidity Date”). On or following the Sponsor Liquidity Date, each of the Sponsor Investors may, from time to time, request that the Company repurchase an aggregate number of Class E shares issued in respect of the Initial Sponsor Investments equal to the amount available under the 5% quarterly cap of the share repurchase plan of the Company (the "Share Repurchase Plan") at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date, but only during quarters when the Company fully satisfies repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the Share Repurchase Plan, as described below (with respect to a repurchase from the BlackRock Advisor, a “BlackRock Repurchase”; with respect to a repurchase from the Monticello Investor, a “Monticello Repurchase”; and collectively, a “Sponsor Repurchase”).

Notwithstanding the foregoing, for so long as (i) the BlackRock Advisor or its affiliate acts as the Company’s investment advisor, the Company will not effect any BlackRock Repurchase, and (ii) the Monticello Investor or its affiliate acts as the Company’s investment advisor, the Company will not effect any Monticello Repurchase, in each case, in any quarter that the full amount of all common shares requested to be repurchased by shareholders other than the Sponsor Investors and their respective affiliates under the Share Repurchase Plan are not repurchased or the Share Repurchase Plan has been suspended. We may fund any Sponsor Repurchase from sources other than cash flow from operations, including, without limitation, borrowings, offering net proceeds, the sale of assets, and return of capital, and we have no limits on the amounts we may fund from such sources. See Note 8.

As of September 30, 2026, all 260,080 Class E shares issued in respect of the Initial Sponsor Investments are considered redeemable common shares as reflected in the Condensed Consolidated Statement of Changes in Redeemable Common Shares and Equity. These

common shares are classified in temporary equity given that the Class E shares held by the Sponsor Investors may be repurchased upon request following the applicable liquidity dates and subject to certain conditions as set forth in the Subscription Amendments.

Redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is determined based on the Company's NAV per share of the applicable share class as of the reporting date. Changes in the fair value of redeemable common shares are recorded to additional paid-in capital. For both the three and nine months ended September 30, 2026, the total change in the redeemable common shares inclusive of remeasurement was $0.1 million. For the three and nine months ended September 30, 2025, there was no change in the redeemable common shares inclusive of remeasurement.

The following tables summarize the changes in redeemable common shares as of nine months ended September 30, 2026 and September 30, 2025:

Redeemable Common Shares	For the Nine Months Ended September 30, 2026
Balance as of December 31, 2025	260,080
Issuance of redeemable common shares	—
Balance as of September 30, 2026	260,080

For the Nine Months Ended September 30, 2025
Balance as of December 31, 2024	80
Issuance of redeemable common shares	260,000
Balance as of September 30, 2025	260,080

For the nine months ended September 30, 2026, the aggregate net distributions declared for redeemable common shares are below:

Redeemable Common Shares	For the Nine Months Ended September 30, 2026
Aggregate distribution declared per share	$1.7343
Shareholder servicing fee per share	—
Net distribution declared per share	$1.7343

There were no aggregate and net distributions declared for redeemable common shares for the nine months ended September 30, 2025.

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

The aggregate NAV of total repurchases of all classes under the Share Repurchase Plan will be limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Common shares issued to the Advisors pursuant to the Advisory Agreements (as defined in Note 10) or in connection with the Initial Sponsor Investments will not be subject to these repurchase limitations. There were no repurchases for the three and nine months ended September 30, 2025 and three months ended September 30, 2026, pursuant to the Share Repurchase Plan. For the nine months ended September 30, 2026, there were $0.1 million in total repurchases under the Share Repurchase Plan. In addition, during the three and nine months ended September 30, 2026, the Company effected repurchases of Class F-I shares held by Anchor Investors for approximately $25.7 million and $55.7 million, respectively, which were not subject to the Share Repurchase Plan. See Note 6 - Equity - Anchor Investors.

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

Note 9. Net Income (Loss) Per Common Share

As of September 30, 2026, there were no dilutive instruments impacting net income per common share, therefore there is no difference between basic and diluted net income per common share. Net income per common share for the three and nine months ended September 30, 2026 and 2025, respectively, is computed as follows ($ in thousands, except for share and per share data):

For the Three Months Ended September 30, 2026
Basic and Diluted:	Class E (1)	Class F-I	Class F-S	Total
Net income (loss)	$329	$2,604	$3,851	$6,784
Weighted-average common shares outstanding (basic and diluted)	387,798	5,301,777	5,588,788	11,278,364
Basic and Diluted net income (loss) per common share	$0.85	$0.49	$0.69	$0.60

For the Nine Months Ended September 30, 2026
Basic and Diluted:	Class E (1)	Class F-I	Class F-S	Total
Net income (loss)	$829	$9,757	$6,277	$16,863
Weighted-average common shares outstanding (basic and diluted)	361,657	5,163,507	3,235,979	8,761,143
Basic and Diluted net income (loss) per common share	$2.29	$1.89	$1.94	$1.92

________________________

See notes below

For the Three Months Ended September 30, 2025
Basic and Diluted:	Class E (1)	Class F-I	Class F-S	Total
Net income (loss)	$(294)	$(2,182)	$—	$(2,476)
Weighted-average common shares outstanding (basic and diluted)	267,868	2,927,940	—	3,195,808
Basic and Diluted net income (loss) per common share	$(1.10)	$(0.75)	$—	$(0.77)

For the Nine Months Ended September 30, 2025
Basic and Diluted:	Class E (1)	Class F-I	Class F-S	Total
Net income (loss)	$(292)	$(2,182)	$—	$(2,474)
Weighted-average common shares outstanding (basic and diluted)	123,657	2,927,940	—	1,110,362
Basic and Diluted net income (loss) per common share	$(2.36)	$(0.75)	$—	$(2.23)

(1)
Class E shares include redeemable common shares issued to the Advisors. See Note 7.

Note 10. Related Party Transactions

The table below presents information regarding due to affiliates as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Accrued Shareholder servicing fee payable	$13,288	$1,101
Total Shareholder servicing fee payable:	$13,288	$1,101

Advanced organization costs (1)	$2,652	$2,484
Advanced offering costs(1)	5,374	3,570
Advanced operating expenses(1)	12,893	5,507
Performance fee payable	2,146	—
Management fee payable	519	—
Total Due to affiliates	$23,584	$11,561

(1)
The Company is repaying the Advisors for offering, organizational and certain operating expenses advanced through July 1, 2026, ratably over the 60 months following July 1, 2026. As of September 30, 2026, $4.7 million of offering costs, $2.5 million of organizational costs and $4.8 million of certain operating expenses remained to be repaid subject to the 60-Month Repayment Plan, compared with $3.6 million, $2.6 million and $4.8 million, respectively, as of December 31, 2025.

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

The management fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a management fee with respect to the Class E shares. As of September 30, 2026, only Class E, Class F-S and Class F-I shares were issued by the Company. For both the three and nine months ended September 30, 2026, the Company incurred $0.5 million in management fees to the Advisors. For the three and nine months ended September 30, 2025, no management fees were incurred by the Company.

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

The performance fee may be paid, at each Advisor’s election, in cash or Class E shares of the Company, or any combination thereof. The Company will not pay the Advisors a performance fee on Class E shares. For the three months ended September 30, 2026, the Company incurred $2.1 million in performance fees, which is payable to the Advisors as of September 30, 2026 and is included as part of due to affiliates on the Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2026, the Company incurred $2.6 million in performance fees. The Company did not incur performance fees for the three and nine months ended September 30, 2025.

60-Month Repayment Plan: The Advisors advanced organization, offering and certain operating expenses incurred by the Company through July 1, 2026, the first anniversary of the Initial Retail Closing. The Company is repaying the Advisors for these advanced expenses ratably over the 60 months following July 1, 2026 (the “60-Month Repayment Plan”). As of September 30, 2026, the Company had approximately $12.0 million of expenses remaining to be repaid under the 60-Month Repayment Plan, consisting of approximately $2.5 million of organization expenses, $4.7 million of offering expenses and $4.8 million of certain operating expenses. As of December 31, 2025, approximately $11.0 million was subject to the 60-Month Repayment Plan, consisting of approximately $2.6 million of organization expenses, $3.6 million of offering expenses and $4.8 million of certain operating expenses. Amounts payable to the Advisors under the 60-Month Repayment Plan are included within due to affiliates on the Condensed Consolidated Balance Sheets.

Fees or Reimbursements for Other Services: The Company reimburses the Advisors and their affiliates for certain offering and operating costs and expenses incurred on behalf of the Company. Offering expenses subject to reimbursement to the Advisors primarily consist of legal, accounting, printing, mailing, subscription processing and filing costs, reasonable bona fide due diligence expenses of participating broker-dealers, costs associated with preparing sales and marketing materials, website and design costs, fees and expenses of the escrow agent and transfer agent, certain costs incurred in connection with wholesaling activities, and eligible personnel-related costs incurred by the Advisors and their affiliates. These amounts exclude upfront selling commissions, dealer manager fees and shareholder servicing fees.

Operating expenses subject to reimbursement primarily consist of out-of-pocket costs and expenses incurred by the Advisors and their affiliates in connection with services provided to the Company, including costs of goods and services used in the Company’s operations and administration; expenses associated with managing and operating the Company’s investments; costs incurred in connection with the selection, evaluation, structuring, acquisition, origination and financing of investments, whether or not such investments are ultimately acquired; and eligible personnel-related costs incurred by the Advisors and their affiliates.

The Company may also retain affiliates of the Advisors from time to time to provide services related to the Company’s investments or operations, which may include, but are not limited to, accounting and administration services, tax services, compliance services, reporting services, capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. Fees or reimbursements paid to affiliates of the Advisors for such services do not reduce the management fee.

For the three and nine months ended September 30, 2026, the Advisors incurred $0.4 million and $1.6 million, respectively, of personnel costs and other out-of-pocket expenses related to offering activities that were subject to reimbursement, which are included in the Condensed Consolidated Statements of Changes in Redeemable Common Shares and Equity. There were no such costs incurred by the Company during the three and nine months ended September 30, 2025.

The Advisors did not have reimbursement from the Company for personnel costs and other out-of-pocket expenses related to organizational activities for the three or nine months ended September 30, 2026 and 2025.

For the three and nine months ended September 30, 2026, the Advisors incurred $0.9 million and $2.7 million, respectively, of personnel and other out-of-pocket operating expenses on behalf of the Company that were subject to reimbursement and included within general and administrative expenses in the Condensed Consolidated Statements of Operations. There were no such costs incurred by the Company during the three and nine months ended September 30, 2025. Certain costs and expenses were eligible for reimbursement but were not asked to be reimbursed by the Advisors for the year ended December 31, 2025 and the three and nine months ended September 30, 2026.

Additionally, for the three and nine months ended September 30, 2026, the Company incurred $0.3 million and $0.8 million, respectively, of loan servicing fees payable to MonticelloAM Servicing, LLC, an affiliate of the Monticello Advisor, which are included within general and administrative expenses in the Condensed Consolidated Statements of Operations, compared to $0.1 million for both the three and nine months ended September 30, 2025.

Origination Fees: Effective October 16, 2025, the Company receives a pro rata portion (based upon the Company’s investment as a percentage of the whole loan) of origination fees paid by a borrower or its affiliate in connection with the origination of each new loan owned in whole or part by the Company, net of certain fees and/or commissions paid to third parties in respect of the origination of such loans (the “net origination fee”). With respect to each originated loan, the Company pays to the Monticello Advisor an amount equal to one-half of the net origination fee received by the Company in respect of such loan (not to exceed 0.50% of the principal amount thereof, assuming that such loan is fully drawn), and retains for the benefit of the Company any remaining net origination fee in respect of such loan. Any extension fees, exit fees, prepayment fees, loan assumption fees, underwriting fees, administration fees and/or similar fees in respect of loans owned in whole or part by the Company or its subsidiaries are retained by the Advisors. For the three and nine months ended September 30, 2026, the Company earned $1.1 million and $4.7 million, respectively, in net origination fees which are recorded within other income on the Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2026, $0.6 million and $2.3 million, respectively, of the net origination fee income was owed to the Advisors and recorded within origination fees payable to Advisors on the Condensed Consolidated Statement of Operations. No net origination fees were earned by the Company for the three and nine months ended September 30, 2025.

In addition, and for the avoidance of doubt, the Company reimburses the Advisors for out-of-pocket expenses in connection with the selection, origination and acquisition of investments, whether or not such investments are acquired. No such expenses were incurred or reimbursed for the three and nine months ended September 30, 2026 and 2025.

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

Shareholder Servicing Fees: BlackRock Investments, LLC, a broker-dealer affiliated with the BlackRock Advisor, will act as the dealer manager for the offering of shares (the “Dealer Manager”) pursuant to a dealer manager agreement between the Company and the Dealer Manager. In addition, the Dealer Manager will engage third-party broker-dealers and registered investment advisers to participate in the distribution of the offering of shares.

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

The Company accrues as an offering cost, the estimated amount of shareholder service fees payable to the Dealer Manager over the estimated investment period of each holder of the respective shares. As of September 30, 2026 and December 31, 2025, accrued shareholder servicing fees were $13.3 million and $1.1 million, respectively. During the three and nine months ended September 30, 2026, the Company accrued $5.9 million and $12.2 million, respectively. For the three and nine months ended September 30, 2026, the Company paid $0.3 million and $0.4 million, respectively, in shareholder servicing fees.

Note 11. Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code and believes that it has been organized and operated in conformity with the requirements for qualification as a REIT. The Company intends to continue to operate in a manner that will permit it to maintain its REIT qualification. A REIT is required by U.S. federal income tax law to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and pay tax at regular corporate rates to the extent that a REIT annually distributes less than 100% of its net taxable income. It is generally the Company’s policy that it will distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company will distribute such shortfall within the next year as permitted by the Code. Upon filing, the Company's tax returns for three years from the date filed are subject to examination.

The Company and its direct subsidiary, BLKM Funding (TRS) LLC, have made a joint election to treat the subsidiary as a TRS. As such, the TRS is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon its taxable income. As of September 30, 2026, no valuation allowance was established.

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

Note 13. Commitments and Contingencies

As of September 30, 2026, the Company was not subject to any material litigation, nor is the Company aware of any material litigation threatened against it.

Real Estate Loan Commitments

As of September 30, 2026, the Company had $79.4 million of unfunded commitments related to real estate loan investments. The timing and amounts of future loan fundings under these commitments are uncertain as these commitments may relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining tenors of these loans.

Note 14. Subsequent Events

The Company has evaluated the impact of all subsequent events through the date the condensed consolidated financial statements were available for issuance.

Private Offering

In connection with the Company’s continuous private offering, on October 1, 2026, the Company sold an aggregate of 1,417,116.9662 common shares for consideration of approximately $35.8 million to third-party investors and one or more officers, trustees, directors or employees of the Company’s investment advisers or their affiliates. The sale consisted of 365,240.4952 of Class F-I shares and 1,051,876.4710 of Class F-S shares for total consideration of approximately $9.2 million and $26.5 million, respectively, net of applicable upfront selling commissions and dealer manager fees.

Additionally, on November 1, 2026, the Company sold an aggregate of 783,564.3077 common shares for consideration of approximately $19.9 million to third-party investors of the Company. The sale consisted of 136,051.8005 of Class I, 639,699.7630 of Class S, and 7,812.7442 of Class E, for consideration of approximately $3.4 million, $16.2 million, and $0.2 million respectively, net of applicable upfront selling commissions and dealer manager fees. The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

Dividends

On October 31, 2026, the Company declared distributions for each class of its common shares in the amount per share set forth below:

Actual	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class E Common and Redeemable Shares	$75,114	$—	$75,114
Class F-I Common Shares	$1,154,859	$—	$1,154,859
Class F-S Common Shares	$1,278,695	$130,687	$1,148,008

Per Share	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class E Common and Redeemable Shares	$0.1927	$—	$0.1927
Class F-I Common Shares	$0.1927	$—	$0.1927
Class F-S Common Shares	$0.1927	$0.0179	$0.1748

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “BlackRock Monticello Debt Real Estate Investment Trust,” “Company,” “we,” “us,” or “our” refer to BlackRock Monticello Debt Real Estate Investment Trust and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended, the “2025 Annual Report”), filed with the U.S. Securities and Exchange Commission (the "SEC").

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

Overview

We are a Maryland statutory trust formed on November 7, 2024 and we have elected to be taxed as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2025. We are externally co-managed by (i) BlackRock Financial Management, Inc. (the “BlackRock Advisor”), an affiliate of BlackRock, and (ii) MONTICELLOAM, LLC (in its capacity as investment adviser to the Company, the “Monticello Advisor”, each, an “Advisor” and, together, the “Advisors”).

Our investment objectives are to invest primarily in assets that will enable us to:

•
provide shareholders with current income in the form of regular, stable cash distributions in order to achieve an attractive distribution yield;
•
preserve and protect shareholders’ invested capital by focusing on high-quality real estate assets that typically have current cash flow and/or limited business plan risk;
•
reduce downside risk through conservative loan-to-value ratios against high-quality real estate assets with meaningful borrower equity or implied equity; and
•
provide an investment alternative for shareholders seeking to allocate a portion of their investment portfolios to real estate debt with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

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

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Quarterly Report on Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and qualify as a REIT.

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

As discussed in Note 2 – “Significant Accounting Policies” to our financial statements, the Company has elected the fair value option for certain eligible financial assets and liabilities including real estate loan investments and debt obligations. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of NAV per share used to determine the prices at which investors can purchase and redeem the Company’s common shares.

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

Q3 2026 Highlights

Capital Activity and Distributions

•
Raised approximately $110.6 million of gross proceeds from the issuance of common shares, including $2.5 million of distributions reinvested in the Company's common shares during the three months ended September 30, 2026.
•
Declared gross distributions totaling approximately $6.2 million for the three months ended September 30, 2026, of which $2.5 million was reinvested.
•
Requested, in accordance with subscription agreements with certain institutional investors (the “Anchor Investors”), and effected repurchases of the remaining Class F-I shares held by Anchor Investors for approximately $25.7 million and $55.7 million, respectively, for the three and nine months ended September 30, 2026. See Note 6 - Equity.

Investing Activity

•
Originated five floating-rate senior commercial real estate loan investments with a total commitment amount of approximately $120.1 million and total outstanding principal amount of $115.9 million for the three months ended September 30, 2026.
•
Invested in four loan participations with a total commitment amount of $15.9 million, and total outstanding principal amount of $15.8 million for the three months ended September 30, 2026.
•
Invested in one mezzanine loan with a total commitment amount of $5.4 million, and total outstanding principal amount of $5.0 million for the three months ended September 30, 2026.
•
Received full principal repayments of approximately $58.3 million on three loans for the three months ended September 30, 2026.

Financing Activity

•
Customers Bank Credit Agreement: Amended the credit agreement with Customers Bank, as lender, account bank and administrative agent, certain other participating lenders, MonticelloAM Servicing, LLC as servicer, and BLKM III, LLC, an indirect, wholly-owned special-purpose financing subsidiary of the Company (as it may be amended from time to time, the
“Customers Bank Credit Agreement”) to increase the maximum aggregate commitment from $360.0 million to $410.0 million.
•
Received proceeds from borrowings of $134.2 million from our debt obligations.
•
Repaid $115.4 million of borrowing from our debt obligations.

Portfolio

As of September 30, 2026, the Company had 30 senior commercial real estate loan investments with total commitments of $956.1 million and total outstanding principal amount of $878.4 million and invested in 19 loan participations, including 15 subordinate participation interests in floating-rate mortgage loans, 3 participations in variable rate mezzanine loans, and 1 participation interest in a fixed rate mezzanine loan for a total commitment amount of $110.6 million and total outstanding principal amount of $108.9 million. As of September 30, 2026, the weighted average occupancy rate of the properties securing the real estate loan investments that comprised the portfolio was 88%.

Portfolio Summary ($ in thousands)
Segment	Investment Count	# of Properties(1)	# of Beds	Total Investment Assets Outstanding(2)	Average Investment Size	Total Equity Investment Allocation ($)	As-Is LTV(3)	Current Debt Yield(4)
Senior Housing (SH)	39	173	21,200	$628,062	$17,773	$251,894	72.6%	16.1%
Multifamily (MF)	10	10	2,257	359,222	37,355	71,918	73.2%	6.3%
Total / Weighted Avg.	49	183	23,457	$987,284	$21,770	$323,812	72.7%	14.0%

(1)
Properties securing real estate loan investments.
(2)
At fair value as of September 30, 2026.
(3)
The As-Is Loan-to-value (“As-Is LTV”) is based on the appraised as-is values for each asset. As-Is LTV represents the portfolio's weighted average loan-to-value ratio, calculated using each property's appraised as-is value and the total outstanding equity balance. Loan-to-value (“LTV”) is calculated by dividing the outstanding loan balance by the property's appraised as-is value and expressed as a percentage. For loans undergoing a major renovation, the appraised as-complete value is used. This accounts for 1.1% of the total investment assets outstanding.
(4)
Current Debt Yield represents the portfolio's weighted average debt yield, calculated using each property's most recently available annualized financials and the outstanding equity balance. Debt yield is calculated by dividing a property's annual net operating income (NOI) by the outstanding loan balance and expressed as a percentage. For newly originated loans without reported financials, the debt yield prior to loan closing is used. This calculation excludes loans going under a major renovation, which is 1.1% of the total investment assets outstanding.

The following table details the statistics of our Loan Portfolio as of September 30, 2026:

Property Type	Location	Origination Date(1)	Stated Interest Rate(2)	Loan Amount(3)	Current Principal Outstanding	Fair Value	Payment Terms(4)	Current Maturity Date	Maximum Maturity Date(5)
Senior Housing(6)	Massachusetts, Rhode Island	9/16/2026	1M SOFR + 3.85%	6,000	6,000	6,000	Monthly, I/O-A	3/16/2029	9/16/2029
Senior Housing(7)	Virginia, Indiana	9/10/2026	1M SOFR + 11.87%	5,363	5,000	5,000	Monthly, I/O-A	9/10/2029	9/10/2030
Senior Housing	Illinois	9/2/2026	1M SOFR + 3.75%	6,500	6,500	6,500	Monthly, I/O-A	9/2/2028	9/2/2029
Senior Housing(6)	Ohio	8/14/2026	1M SOFR + 3.85%	460	400	400	Monthly, I/O-A	8/14/2029	8/14/2029
Senior Housing	Florida	7/31/2026	1M SOFR + 3.75%	18,000	18,000	18,000	Monthly, I/O-A	8/1/2029	8/1/2030
Senior Housing(6)	Pennsylvania	7/31/2026	1M SOFR + 4.15%	2,675	2,675	2,675	Monthly, I/O-A	8/1/2028	8/1/2029
Senior Housing(6)	Kentucky, Tennessee	7/28/2026	1M SOFR + 3.70%	6,760	6,760	6,760	Monthly, I/O-A	7/28/2029	7/28/2031
Senior Housing	New York	7/8/2026	1M SOFR + 3.25%	30,000	25,000	25,000	Monthly, I/O-A	1/8/2029	7/8/2029
Senior Housing	New Hampshire	7/7/2026	1M SOFR + 3.05%	17,000	17,000	17,000	Monthly, I/O-A	7/7/2028	7/7/2029
Multifamily	Florida	7/1/2026	1M SOFR + 2.65%	49,350	49,350	49,350	Monthly, I/O	7/1/2028	7/1/2031
Multifamily	Illinois	6/26/2026	1M SOFR + 2.70%	28,600	28,600	28,600	Monthly, I/O	7/1/2028	7/1/2031
Senior Housing(6)	New York	6/11/2026	1M SOFR + 4.50%	6,109	6,109	6,109	Monthly, I/O-A	6/11/2028	6/11/2030
Senior Housing	New Hampshire	6/8/2026	1M SOFR + 3.05%	27,000	20,000	20,000	Monthly, I/O-A	6/8/2028	12/8/2028
Multifamily	New York	6/4/2026	1M SOFR + 4.65%	21,650	16,739	16,739	Monthly, I/O	6/1/2028	12/1/2028
Senior Housing	Illinois	6/1/2026	1M SOFR + 4.05%	29,000	23,000	23,000	Monthly, I/O-A	6/1/2028	6/1/2029
Multifamily	Texas	5/28/2026	1M SOFR + 3.25%	10,500	10,500	10,500	Monthly, I/O	6/1/2028	6/1/2030
Senior Housing(6)	Massachusetts	5/21/2026	1M SOFR + 3.80%	1,000	1,000	1,000	Monthly, I/O-A	5/21/2028	5/21/2029
Senior Housing(6)	Washington	4/1/2026	1M SOFR + 3.90%	3,649	3,400	3,400	Monthly, I/O-A	4/1/2029	4/1/2030
Senior Housing(6)	Maryland	3/31/2026	1M SOFR + 4.55%	20,000	20,000	20,000	Monthly, I/O-A	3/31/2029	3/31/2030
Senior Housing	Washington	3/27/2026	1M SOFR + 4.25%	40,000	40,000	40,000	Monthly, I/O-A	3/27/2029	9/27/2029
Senior Housing(6)	New Jersey	3/26/2026	1M SOFR + 4.75%	2,000	2,000	2,000	Monthly, I/O-A	11/30/2027	5/30/2028
Senior Housing(6)	New York	2/27/2026	1M SOFR + 4.25%	4,250	4,250	4,250	Monthly, I/O-A	8/27/2028	2/27/2029
Senior Housing	Colorado	2/4/2026	1M SOFR + 4.85%	11,300	11,300	11,300	Monthly, I/O-A	2/4/2029	2/4/2029
Senior Housing	Illinois	1/23/2026	1M SOFR + 4.15%	44,000	40,000	40,000	Monthly, I/O-A	1/23/2029	1/23/2029
Multifamily	Florida	1/15/2026	1M SOFR + 2.65%	52,000	52,000	52,000	Monthly, I/O	2/1/2029	2/1/2031
Senior Housing	Pennsylvania	1/14/2026	1M SOFR + 3.85%	75,000	61,700	61,700	Monthly, I/O-A	1/14/2029	1/14/2030
Senior Housing	South Carolina	12/31/2025	1M SOFR + 3.75%	19,300	19,300	19,300	Monthly, I/O-A	1/1/2028	1/1/2029
Senior Housing	Kentucky	12/31/2025	1M SOFR + 3.85%	13,650	11,150	11,150	Monthly, I/O-A	1/1/2029	1/1/2029
Senior Housing	Pennsylvania	12/29/2025	1M SOFR + 3.90%	14,300	12,800	12,800	Monthly, I/O-A	12/29/2027	12/29/2028
Senior Housing(6)	Florida	12/19/2025	1M SOFR + 3.75%	2,300	2,300	2,300	Monthly, I/O-A	12/19/2027	12/19/2028

Senior Housing	Illinois	12/17/2025	1M SOFR + 3.75%	60,000	52,000	52,000	Monthly, I/O-A	12/17/2027	12/17/2028
Multifamily	Texas	12/10/2025	1M SOFR + 3.00%	30,500	28,700	28,700	Monthly, I/O	1/1/2028	1/1/2031
Multifamily	California	12/4/2025	1M SOFR + 2.75%	30,400	30,400	30,400	Monthly, I/O	1/1/2028	1/1/2030
Senior Housing(6)	Illinois	11/26/2025	1M SOFR + 3.95%	2,092	2,000	2,000	Monthly, I/O-A	11/26/2028	11/26/2029
Senior Housing	Wisconsin, Ohio	10/31/2025	1M SOFR + 3.85%	28,500	23,500	23,500	Monthly, I/O-A	4/30/2028	10/31/2028
Senior Housing(6)	Virginia	10/30/2025	1M SOFR + 4.50%	21,000	21,000	21,000	Monthly, I/O-A	10/30/2028	10/30/2030
Senior Housing	California	9/30/2025	1M SOFR + 3.85%	19,750	14,750	14,750	Monthly, I/O-A	9/30/2027	9/30/2028
Multifamily	Virginia	8/27/2025	1M SOFR + 2.80%	37,850	35,327	35,327	Monthly, I/O	10/1/2027	10/1/2030
Senior Housing	North Carolina	8/13/2025	1M SOFR + 4.25%	13,400	13,400	13,400	Monthly, I/O-A	8/13/2028	8/13/2029
Senior Housing	Kentucky	8/7/2025	1M SOFR + 3.95%	25,350	19,250	19,250	Monthly, I/O-A	8/7/2028	8/7/2028
Senior Housing	North Carolina	8/6/2025	1M SOFR + 4.45%	45,600	45,600	45,600	Monthly, I/O-A	8/6/2027	8/6/2028
Senior Housing	North Carolina	8/6/2025	1M SOFR + 4.45%	44,900	44,900	44,900	Monthly, I/O-A	8/6/2027	8/6/2028
Senior Housing(7)	New York	8/4/2025	FIXED 14.50%	4,750	4,750	4,750	Monthly, I/O-A	8/4/2029	8/4/2029
Senior Housing(6)	New York	6/26/2025	1M SOFR + 4.25%	10,359	10,218	10,218	Monthly, I/O-A	6/26/2028	6/26/2028
Senior Housing(7)	North Carolina	6/27/2025	1M SOFR + 12.13%	6,646	6,465	6,465	Monthly, I/O-A	6/27/2028	6/27/2029
Multifamily	Florida	6/6/2025	1M SOFR + 2.65%	41,500	41,500	41,500	Monthly, I/O	7/1/2028	7/1/2030
Senior Housing(7)	Kentucky	6/6/2025	1M SOFR + 11.74%	3,236	2,977	2,977	Monthly, I/O-A	12/6/2028	12/6/2028
Senior Housing(6)	Wisconsin	5/30/2025	1M SOFR + 4.55%	1,958	1,608	1,608	Monthly, I/O-A	5/30/2027	5/30/2028
Multifamily	Maryland	5/29/2025	1M SOFR + 2.65%	71,200	66,106	66,106	Monthly, I/O	6/1/2027	6/1/2030
				$1,066,707	$987,284	$987,284

(1)
Origination date represents the date the loan investment was initially originated or acquired by us.
(2)
Represents the stated interest rate on the whole loan. Unless otherwise noted, mortgage loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. On September 30, 2026, the one-month Term SOFR was 3.91%. For investments in subordinate participation interests in mortgage loans, the Company's subordinate interests are held through junior participations in the respective mortgage loans originated by affiliated entities. The Company is entitled to its pro rata share of interest per the respective participation agreements. The stated interest rate is of the loan originated by the affiliated entity.
(3)
Loan amount consists of outstanding principal balance plus unfunded loan commitments for each loan.
(4)
Payment terms are interest only (I/O), or initially interest only and amortize at a future period in accordance with the terms of the respective agreements (I/O-A). There are no loans with liens or with principal amounts or interest in delinquency as of September 30, 2026.
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

Results of Operations

The following table sets forth information regarding our Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Interest income	$21,069	$5,241	$52,452	$5,983
Other income	1,187	29	4,797	34
Total revenue	22,256	5,270	57,249	6,017
Expenses
Interest and fees on debt obligations	10,070	2,593	25,895	3,148
Debt issuance costs	334	2,055	3,199	2,055
Organizational costs	—	2,139	—	2,139
Origination fees payable to advisors	569	—	2,333	—
General and administrative	1,834	959	5,861	1,149
Performance fees	2,146	—	2,579	—
Management fees	519	—	519	—
Total expenses	15,472	7,746	40,386	8,491
Gains (losses) from operations and financing
Unrealized gain (loss) on real estate loan investments	—	—	—	—
Unrealized gain (loss) on debt obligations	—	—	—	—
Total gain (loss) from operations and financing, net	—	—	—	—
Net income (loss)	$6,784	$(2,476)	$16,863	$(2,474)
Net income (loss) per common share, basic and diluted (Note 9)	$0.60	$(0.77)	$1.92	$(2.23)
Weighted-average common shares outstanding, basic and diluted (Note 9)	11,278,364	3,195,808	8,761,143	1,110,362

The Company was formed on November 7, 2024 and the initial retail closing occurred on July 1, 2025 (the "Initial Retail Closing"). As such, results of operations from the three and nine months ended September 30, 2025 period are not comparable to the three and nine months ended September 30, 2026.

Revenues

During the three and nine months ended September 30, 2026, revenues totaled approximately $22.3 million and $57.2 million, respectively, consisting of interest income on our real estate loan investments. Other income pertained primarily to approximately $1.2 million and $4.7 million, respectively, in loan origination fees for the three and nine months ended September 30, 2026.

Expenses

Interest and fees on debt obligations

During the three and nine months ended September 30, 2026, interest and fees on debt obligations were approximately $10.1 million and $25.9 million, respectively, consisting of primarily interest expense and other minimum utilization fees on our debt obligations.

Debt issuance costs

During the three and nine months ended September 30, 2026, the Company incurred approximately $0.3 million and $3.2 million, respectively, of debt issuance costs which was primarily related to commitment and other legal costs associated with the new debt obligations as well as upsizing of existing debt obligations. As the Company has elected the fair value option for debt obligations, debt issuance costs are immediately reflected in the Condensed Consolidated Statement of Operations and the costs became the Company's liability upon the Initial Retail Closing. Certain debt issuance costs were advanced by the Company's Advisors and will be subject to reimbursement by the Company in accordance with its policy for organization, offering and certain operating expenses as disclosed in Note 2 - "Significant Accounting Policies" to our condensed consolidated financial statements in this Form 10-Q.

Origination fees payable to the advisors

During the three and nine months ended September 30, 2026, the Company incurred approximately $0.6 million and $2.3 million, respectively, of net origination fees due to the Advisors as defined in Note 10.

General and administrative

During the three and nine months ended September 30, 2026, the Company incurred approximately $1.8 million and $5.9 million, respectively, of general and administrative costs, which were related to professional fees, trustee fees and costs associated with personnel of the Advisors and their affiliates other than those who provide investment advisory services to the Company. Certain general and administrative expenses were also advanced by the Company's Advisors and will be subject to reimbursement by the Company in accordance with its policy for organization, offering and certain operating expenses as disclosed in Note 2 - "Significant Accounting Policies" to our condensed consolidated financial statements in this Form 10-Q.

Performance and management fees

During the three and nine months ended September 30, 2026, the Company incurred approximately $2.7 million and $3.1 million, respectively, of performance and management fees due to the Advisors.

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

The BlackRock Advisor and Monticello Capital Partners, LLC, an affiliate of the Monticello Advisor (the "Monticello Investor"), have agreed to purchase from us an aggregate amount of not less than $50.0 million, in the case of the BlackRock Advisor, and $3.3 million in the case of the Monticello Investor, in each case, in Class E shares of the Company, at a price per share equal to the Company’s most recently determined NAV of its Class E shares. As of September 30, 2026, the remaining capital commitment of the BlackRock Advisor was $46.8 million and the Monticello Investor has fully funded its commitment. We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) existing borrowing facilities and any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary uses of cash will be for (i) origination or acquisition of commercial mortgage loans and other commercial debt investments, commercial mortgage-backed securities and other commercial real estate-related debt investments in accordance with our investment guidelines, (ii) the cost of operations (including the management fee and performance fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our Share Repurchase Plan (as described herein), and (v) cash distributions to the holders of our shares to the extent authorized by our board of trustees and declared by us.

The Company will seek to enter into additional bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors.

As of September 30, 2026, certain subsidiaries of the Company have entered into two Master Repurchase Agreements and Securities Contracts for a total maximum capacity of $750.0 million, three Credit Agreements for a total maximum capacity of $610.0 million, and a revolving credit agreement with a borrowing capacity of $42.1 million secured by outstanding commitments of the BlackRock Advisor. As of September 30, 2026, the Company has $663.5 million in outstanding debt. See Note 4 – “Debt Obligations, at fair value” to our condensed consolidated financial statements in this Form 10-Q.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities. The following table summarizes amounts available under these sources as of September 30, 2026 ($ in thousands):

September 30, 2026
Cash and cash equivalents	$13,900
Unutilized borrowing capacity - repurchase agreements	696,528
Available borrowings on revolving credit facilities(1)	23,270
Total liquidity and capital resources	$733,698

(1)
Excludes the remaining capital commitment of the BlackRock Advisor in the amount of $46.8 million.

Cash Flows - For the nine months ended September 30, 2026

We experienced an $8.6 million net increase in cash and cash equivalents during the nine months ended September 30, 2026, reflecting cash provided by operating activities of $25.9 million, cash used in investing activities of ($425.3) million, and cash provided by financing activities of $408.0 million.

Net cash provided by operating activities of $25.9 million was driven by an increase in interest income from the origination of 15 mortgage loans and 10 participation interests in mortgage loans and one mezzanine loan. Interest income was offset by an increase in interest expense primarily on the Company's increased borrowings on debt obligations as a result of new loan originations.

Net cash used in investing activities of ($425.3) million was primarily driven by the origination and future fundings of $483.8 million of loans, and offset by principal repayments received on loan investments of $58.5 million.

Net cash provided by financing activities of $408.0 million was driven by aggregate borrowings of $505.9 million pursuant to the repurchase and credit debt obligations, in addition to the receipt of $240.1 million in proceeds from the issuance of Class E, Class F-S and Class F-I common shares. The increase in proceeds was offset by $266.8 million in principal repayments on the Company's debt obligations, payment of $1.3 million of debt issuance costs, $55.8 million in common share repurchases and $13.8 million of distributions paid to common shareholders.

Distribution Policy

Any distributions we make will be at the discretion of our board of trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition. As a result, our distribution rates and payment frequency may vary from time to time.

Our board of trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the REIT requirements. To maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains.

We intend to continue to declare monthly distributions for each class of common shares then-outstanding, which will be paid in the subsequent month and will be the same gross distribution per share for each class. The net distribution may vary for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share.

The table below details the net distribution for each of our share classes for the nine months ended September 30, 2026:

Record date	Class E Common Shares (1)	Class F-I Common Shares	Class F-S Common Shares
January 31, 2026	$0.1927	$0.1927	$0.1746
February 28, 2026	0.1927	0.1927	0.1749
March 31, 2026	0.1927	0.1927	0.1750
April 30, 2026	0.1927	0.1927	0.1749
May 31, 2026	0.1927	0.1927	0.1748
June 30, 2026	0.1927	0.1927	0.1749
July 31, 2026	0.1927	0.1927	0.1749
August 31, 2026	0.1927	0.1927	0.1748
September 30, 2026	0.1927	0.1927	0.1748
Total	$1.7343	$1.7343	$1.5736

(1)
Includes distributions on Class E shares held by the Advisors and/or affiliates.

The following table summarizes our distributions declared during the nine months ended September 30, 2026 ($ in thousands):

Distributions	Amount	%
Payable in cash	$9,188	63%
Reinvested in shares(1)	5,460	37%
Total distributions	$14,648	100%

Sources of Distributions	Amount	%
Cash flows from operating activities	$14,648	100%
Total sources of distributions	$14,648	100%

Total cash flows from operating activities(2)	$25,934

(1)
Shareholders may elect to have their distributions reinvested in common shares through our distribution reinvestment plan (the “DRIP”).
(2)
Cash flows from operating activities are supported by expense payments advanced from the Advisors. See Note 10 to our condensed consolidated financial statements in this Form 10-Q.

Net Asset Value and NAV Per Share Calculation

Each class of our common shares will have an undivided interest in our assets and liabilities, other than class-specific fees and expenses, such as shareholder servicing fees, the management fee and the performance fee. In accordance with the valuation guidelines, our fund Administrator (the “Administrator”) will calculate our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) the Loan Portfolio, the Liquid Investments Portfolio and other investments owned by us and (2) any other assets and liabilities. Because shareholder servicing fees, the management fee and the performance fee allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our classes of shares may differ.

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

The following table provides a breakdown of the major components of our total NAV as of September 30, 2026 ($ in thousands, except per share data):

Components of NAV	September 30, 2026
Cash and cash equivalents	$13,900
Restricted cash	146
Real estate loan investments, at fair value	987,284
Other assets	289
Accrued interest receivable	8,343
Debt obligations, at fair value	(682,277)
Accrued interest and fees payable	(2,806)
Accrued expenses and other liabilities	(2,203)
Operating expenses due to affiliates	(11,538)
Distribution payable	(2,254)
Shareholder servicing fees payable	(216)
Net asset value	308,668
Number of outstanding shares	12,239,545

The following table reconciles shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheet in accordance with GAAP to our NAV (dollars in thousands):

$ in Thousands	September 30, 2026
Common shareholder's equity and redeemable common shares	$283,274
Adjustments:
Organization, offering and other advanced operating expenses due to affiliates (1)	12,046
Unamortized debt issuance costs(2)	276
Shareholder servicing fees payable(3)	13,072
Net asset value	$308,668

(1)
The Advisors had agreed to advance organizational, offering, and other certain operating expenses on the Company's behalf. The Advisors will be reimbursed for such costs over a 60-month repayment period beginning July 1, 2026, the first anniversary date of the Initial Retail Closing. Under GAAP, these expenses have been accrued as a liability. For purposes of calculating NAV, such costs are recognized as they are repaid to the Advisors over the 60-month repayment period.
(2)
As amended in the private placement memorandum, in July 2026, the Company prospectively began amortizing debt issuance costs over the respective period to which the expense relates to in order to align its NAV treatment more closely to its taxable income.
(3)
Under GAAP, an estimate of the full cost of the shareholder servicing fees over the estimated investment period of each shareholder in the applicable share class is accrued as an offering cost at the time of share issuance. For purposes of NAV, we recognize the shareholder servicing fee as a reduction of NAV on a monthly basis.

The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2026 ($ and shares in thousands, except per share data):

NAV per share	Class E Common Shares	Class F-I Common Shares	Class F-S Common Shares	Total
Net asset value	$9,970	$134,349	$164,349	$308,668
Number of outstanding shares	389,451	5,336,932	6,513,162	12,239,545
NAV Per Share as of September 30, 2026	$25.60	$25.17	$25.23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required under this item.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in the 2025 Annual Report filed with the SEC, as amended. As of September 30, 2026, there have been no material changes from the risk factors set forth in Item 1A. Risk Factors in the 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Plan

Under the Company’s Share Repurchase Plan, shareholders may request that the Company repurchase all or a portion of their shares each quarter. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any quarter at the Company’s discretion. To the extent the Company chooses to repurchase shares in any quarter, it will only repurchase shares as of the second to last business day of the applicable quarter (each such date, a “Repurchase Date”).

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

During the quarter ended September 30, 2026, no shares were repurchased pursuant to the Company’s Share Repurchase Plan. During the nine months ended September 30, 2026, 2,199,929.81638 shares were requested to be repurchased by the Company, pursuant to the Company’s subscription agreements with the Anchor Investors.

Month	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program(3)	Repurchases as a Percentage of NAV(4)
May 2026	592,232.28140	$25.3279	-	-	0.0%
June 2026	592,094.35627	$25.3338	-	-	0.0%
August 2026	1,015,603.17882	$25.3481	-	-	0.0%
Total	2,199,929.81649
(1)
Shares were repurchased from the Anchor Investors at the Company’s request, pursuant to the Company’s subscription agreements with the Anchor Investors. Such Class F-I shares issued to the Anchor Investors are not subject to the Share Repurchase Plan.
(2)
Excludes repurchases relating to the Anchor Investment.
(3)
All repurchase requests under the Share Repurchase Plan were satisfied.
(4)
Represents aggregate NAV of the shares repurchased under the Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority noncontrolling interest.

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

10.1+

Amendment No. 5 to Credit Agreement dated July 22, 2026, by and among BLKM III, LLC, BLKM III (TRS-SUB), LLC, Customers Bank, BlackRock Monticello Debt Real Estate Investment Trust, and MonticelloAM Servicing, LLC (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2026 and incorporated by reference herein)

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

BlackRock Monticello Debt Real Estate Investment Trust

November 10, 2026	/s/ Robert P. Karnes
Date	Robert P. Karnes
President (Principal Executive Officer)

November 10, 2026	/s/ Barry W. Szarvas Jr.
Date	Barry W. Szarvas Jr.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)